Form 10KSB
period 1999-12-31
SKREEM COM CORP
filed 2000-04-12
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-27929

                             SKREEM.COM, CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                      62-1655508
--------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                200 S. Knowles Avenue, Winter Park, Florida 32790
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 407-645-1704

Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          --------------------         -----------------------------------------
                 None                                   None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         ------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
         ---   ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $0.

     As of March 31, 2000, 13,545,315 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $0.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes   No X
                                                  ---  ----

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS................................   3
         ITEM 2.  DESCRIPTION OF PROPERTIES..............................   5
         ITEM 3.  LEGAL PROCEEDINGS .....................................   5
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................   5

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................   6
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................   6
         ITEM 7.  FINANCIAL STATEMENTS...................................   7
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   7

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT......................   7
         ITEM 10. EXECUTIVE
                  COMPENSATION...........................................   8
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................   9
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS...........................................   9
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K....................................................   9

                  SIGNATURES.............................................  10

                  FINANCIAL STATEMENTS................................... F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

     Skreem.com Corporation a Delaware corporation (the "Company") formerly Commerce Centers Corporation was formed in May 1989 but did not have any operations until it acquired Skreem.com Corporation, a Nevada corporation ("Skreem") in March 1999. Upon the acquisition of Skreem, the Company changed its name from Commerce Centers Corporation to "Skreem.com Corporation". The Company acquired all of Skreem's issued and outstanding shares of common stock making Skreem a wholly-owned subsidiary of the Company. The business of Skreem has become the only operating business of the Company and the officers and directors of Skreem have assumed the officers and director positions of the Company. When used herein the term "Company" refers to the combined entity unless the context otherwise indicate.

     Skreem was formed in 1999 to develop and market computer and Internet related software. In February 1999, Skreem acquired R&R Marketing Group, Inc. which had the rights to a series of computer software known as Skreem System Acceleration. The Skreem software attempts to accelerate the speed of a computer in relation to various computer programs' operating abilities. The initial concept was aimed at allowing individuals to purchase this software to accelerate a computer's operating speeds. The software was designed to be flexible and work with any computer that is a 486DX or superior and runs either the Windows 95 or 98 operating systems.

     Skreem has only recently been formed and has not had the time or financing to exploit its software. Previously, the efforts of R&R Marketing Group, Inc. the prior owners of the software, were on the development of the software and not on its commercialization. Accordingly, the future market acceptability of the Skreem software is still unknown.

     If the Company is successful in exploiting the Skreem software, the Company intends to develop other computer and Internet related software and potentially acquire other hi-tech, Internet or software business. In an effort to fund the development and marketing of the "Skreem System Acceleration," the Company raised over $999,000 through the sale of shares of its common stock in a private placement. These funds will be used to complete Beta versions of its products and commence marketing efforts.

Operations

Products and Services

     The Company's first product is called Skreem System Acceleration, which is a comprehensive software tool aimed at increasing operating speeds of computers. The goal of the software is to accelerate the speed in which computers perform their functions and decrease Internet download and upload times. Additionally, the software attempts to stabilize Microsoft Windows(tm), run graphics faster and makes it easier to navigate through toolbars.

     The Company recently completed benchmark testing using WinTune98, an industry-standard testing program. All tested variables showed marked increases in performance. Skreem.com owns 100% of all rights to the acceleration methodology as well as all pending trademarks.

     Skreem System Acceleration has two versions: Skreem for Windows 95 and Skreem for Windows 98. These main Skreem acceleration software products have also been partitioned into several distinct products. The Skreem acceleration tool has been divided into: Skreem Internet, Skreem Windows and Skreem Graphics. These products are sold separately from the comprehensive Skreem accelerator tool, providing consumers the ability to choose the specific Skreem tool to fit their needs.

     All of the Company's products and services will be available for licensing and purchase on the Company's website. The Company anticipates including extensive technical support options that will reduce the traditional high cost of customer assistance. Initially, the website will be the main venue for purchasing the Company's products. In a marketing move, the site is planned to have Java-based "cookies" (invisible applications that automatically download and run on a user's computer) that will profile the computer being used by the person viewing the website. The website will then customize the viewable information to the visitor's computer settings. For example, a "cookie" will automatically download to a visitor who is using a 486dx computer running Windows 95. That information about the visitor's computer is sent back to the Company's site within seconds. From then on, the visitor will see performance charts and graphs showing how the Company's acceleration software will boost the visitor's specific computer configuration. Sales efforts are hopefully made easier since potential customers don't have to search around for details about the Company's products for their specific computer.

     The Company is working on providing web-based support resources that provide front-line assistance for the Company's suite of applications. Four types of self-help tools are planned:

     Knowledge Base: Users can search a database for common solutions relating to an issue.

     Frequently Asked Questions: Users can review a list of answers to the most frequent questions relating to Skreem.com software.

     FTP download library: Users can download patches, software updates, drivers, technical articles, bug fixes and enhancement.

     Tech Support Software: Users can quickly download the software used by the Company for its direct real-time customer support option.

Second-Stage Products and Services

     The Company is developing products for the second phase of its evolution. The second set of software products will expand the list of possible operating systems with which the Skreem System Acceleration can operate including: Skreem 2000, Skreem Windows NT and Skreem Networks. The Company intends to update its software with each new iteration of the Windows (tm) operating system. The Company hopes to be able to eventually offer its Skreem software products in multiple languages for international sale.

     As funding permits, the Company hopes to be able to develop a strong software team that not only works on the Skreem products but also will be able to develop software for licensing to other software firms. Some of the first projects being considered for development or licensing to other areas include a software installation system that protects against software piracy, a data encryption system and a proprietary customer service technology that allows online real-time repair of customers' computers. All future development will be dependant on the Company's first product, Skreem System Acceleration and potentially upon the Company's ability to generate further investment capital for expansion.

     Although the Company has developed its product and performed initial test along with Beta runs, management feels the product is several months from full commercialization. The Beta results appear promising; however, the Company must still complete its downloading technology to allow purchasers to access the software on the Company's website. Until commercialization of the product is commenced, there can be no assurance of future success. Additionally, although Beta versions of the product do not show any operating problems, upon large scale usage of the product, it would not be unusual for certain "bugs" to be found which would require correction. This could slow further developments of the software.

Market Strategy

     The Company's short-term marketing strategy is to set up channel sales through major distributors. The Company plans to promote its products and brand names with the use of industry and consumer magazine advertising, co-operative advertising campaigns with the dealers and distributors, as well as an aggressive display and international trade show schedule.

     Strategic alliances and licensing are a major plan of the Company's long-term marketing strategy to enter new and existing markets making use of established distribution and customer bases of the Company's partners and licensees.

Competition and Markets

     The Company faces many challenges and competitors to its software. The competition comes not only from other software products but from computer hardware manufactures that continue to make faster computers at cheaper prices. Additionally, other software companies offer products to improve computer functions. The Company's operation is very vulnerable to competition because of the Company's financial capabilities and the newness of its product. The Company's present size and financial capabilities creates a situation where its competitors are larger, better financed and have better name recognition than the Company thus placing the Company at a competitive disadvantage.

Research and Development

     The Company's programming and product development has been performed by two of the Company's officers in the past. The Company intends to hire three or four new programmers to assist in product development and improvements of current products. If the Company's current software proves successful, the Company will accelerate the addition of new programmers to reduce the time required to develop new software.

Patents and Trademarks

     The Company has filed for trademark registration on the name "Skreem.com System Acceleration," and is in the process of filing trademark registrations on product names. The Company has been granted Internet registration of the domain name "Skreem.com."

Government Regulation

     The Company is not subject to any government regulations other than those that normally apply to other software manufactures, such as copyright and trademarks laws.

Employees

     The Company has three employees. (See "Directors and Executive Officers.")

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company does not own any real property. The Company's principal executive offices are located at 200 S. Knowles Avenue, Winter Park, Florida 32789. These offices are provided, rent free, by the Company's president, Thomas Tedrow. The Company believes that the above facilities are adequate for the foreseeable needs of the Company; however, eventually as the Company expands its employee base, it anticipates adding additional office space.

ITEM 3.  LEGAL PROCEEDINGS

     Management is not aware of any pending or threatened litigation against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is currently no trading market for the Company's Common Stock. The Company has filed its Form 211 with the NASD and is currently in the process of clearing comments. However, there is no assurance that even if trading begins, that a market will develop in the Company's stock.

Record Holders

     As of March 31, 2000, there were approximately 178 record holders of the Company's common stock.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     No comparative analysis of the Company's operations are provided, as the Company was inactive during calendar year 1998, except for efforts in seeking a company with which to merge or acquire and in keeping its corporate governance current.

     During calendar year 1999, the Company acquired all of the issued and outstanding shares of Skreem.com Corporation, a software development company, and raised $999,344 in equity through the limited offering exemption provisions of Rule 504 promulgated under the Securities Act of 1933. Because these funds were invested temporarily in money market accounts, the Company had interest income of $25,035 for the year ended December 31, 1999. The Company also incurred general and administrative expenses of $405,814. These expenses consist principally of updating existing software products, research and development expenses for new products, and general overhead expenditures. The depreciation and amortization expenses of $2,848 consisted of $2,676 of depreciation of office equipment and $172 of amortization of organizational expenditures. As a result of the foregoing, the Company incurred a net operating loss of $383,627 or $.04 per share.

     As of December 31, 1999, the Company had cash of $377,089 and working capital of $588,748.

     Cash used by operating activities was $329,281 for the year ended December 31, 1999. This consisted of the Company's net operating loss of $383,627 and an increase in accounts receivable of $6,058 which were partially offset by depreciation and amortization of $2,848 an increase in accounts payable of $23,056 and the payment of $134,500 of expenses with shares of the Company's common stock.

     Cash used by  investing  activities,  totaled  $292,974  for the year ended
December 31, 1999. This consisted of $228,658 advanced to entities whose technology the Company is using in its products, a $50,000 investment in an Internet start-up, the purchase of $13,380 of office equipment and $936 of additional organizational expenditures.

     Cash flows from financing activities totaled $999,344 for the year ended December 31, 1999, all of which came from an offering of the Company's common shares.

     Based upon the current level of expenditures, it will be necessary for the Company to seek additional funding over the next twelve months to fully implement its business plan.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Andersen Andersen & Strong LC appears on pages F-2 through F-10 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the Company's Accountants on any accounting or financial disclosure item during any period covered by this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information Regarding Present Directors and Executive Officers

     The names of the Company's executive officers and directors and the positions held by them are set forth below:

 Name               Age      Title                               Director Since
-------            ------   -------                             ----------------

Thomas L. Tedrow   49       President, Chief Executive
                            Officer and Director                     1999
Michael Reynolds   22       Vice President of Product Development
                            and Director                             1999
Jacob Nguyen       26       Treasurer, Secretary and Director        1999

     The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information

     Set forth below is certain biographical information with respect to each of the Company's officers and directors.

     Thomas L. Tedrow is the author of over twenty books. He is an international marketing strategist who publishes Market Management Reports and founded Financial Discoveries. He directs Tedrow Communications Corporation, a marketing communication firm with offices in Orlando, Florida and Hong Kong. Mr. Tedrow is a graduate of the University of Florida with a degree in Public Relations/Journalism.

     Michael Reynolds is the developer of the Skreem System Acceleration product. Previously, he was the principal of R&R Marketing, a high-technology marketing firm based in Missouri which was acquired by the Company. Mr. Reynolds focuses on the development of various software.

     Jacob Nguyen is the managing director of Market Management International, Inc., an investment research firm. Mr. Nguyen heads a team of analysts and writers that researches companies from around the world. Previously, he was vice president of Waterford Sterling, Inc., an international public relations firm that created media campaigns and advertising for multinational corporations. Mr. Nguyen has a bachelor's degree in International Economics.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1998, the end of the Company's last completed fiscal year):

Summary Compensation Table


                           Annual Compensation                         Long Term Compensation
                        ---------------------------                  ---------------------------
                                                          Awards           Restricted                   Payouts
                                                      ----------------                               -------------
 Name and Principal                                    Other Annual    Stock      Options   LTIP       All other
      Position         Year      Salary    Bonus($)    Compensation    Awards     / SARS    Payout    compensation
-------------------   ------    --------  ----------  --------------- --------   --------- --------  --------------

Thomas Tedrow (1)      1998         0         0             0            0          0         0            0
President & CEO


(1) K.A. Emery was the president of the Company prior to its merger with Skreem.com and subsequent name change. Ms. Emery did not receive a salary. Mr. Tedrow was the President of Skreem.com Corporation prior to its merger with the Company and did not receive a salary during this time. The Company had no operations prior to its merger with Skreem.com Corporation which itself had no operations in prior years.

Options /SAR Grants in Last Fiscal Year

     The Company has never granted options or stock appreciation rights.

Bonuses and Deferred Compensation

     None

Compensation Pursuant to Plans

     The Company does not have any compensation or option plans.

Pension Plans

     Not applicable

Other Compensation

     None

     Directors receive no compensation except for re-imbursement for expenses associated with attending director meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.01, held by each person who is believed to be the beneficial owner of 5% or more of the shares of the Company's common stock outstanding at March 31, 2000, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

                           Name and Address of       Amount and Nature of
  Title of Class            Beneficial Owner         Beneficial Ownership     Percent of Class
 -----------------        ---------------------     ----------------------   ------------------
Principal Shareholders


     Common                Thomas Tedrow                     7,867,000                58.2%
                           200 S. Knowles Avenue
                           Winter Park, Florida 32789

     Common                Jeff Martin                       1,346,974                9.96%
                           179 Fairview Point Circle
                           Orlando, Florida 32790

     Common                Mike Reynolds                       250,000                1.86%

     Common                Jacob Nguyen                        100,000                0.74%

All officers and Directors, and as a Group
(3 Person)                                                   8,217,000               60.78%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company completed the acquisition of Skreem.com Corporation, a Nevada corporation in 1999. At the time of the acquisition, the Company was controlled, in part, by Jeff Martin who has had a long term business relationship in numerous companies with Tom Tedrow, the current president of the Company and the president of the private Skreem.com Corporation at the time of the acquisition. This relationship brings into question the arm's length nature of the transaction. However, management believes the terms of the merger were fair.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Finanancial Data Schedules

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         SKREEM.COM CORPORATION

                                                     By: /s/ Thomas L. Tedrow
                                                        ------------------------
                                                        Thomas L. Tedrow
                                                        Chief Executive Officer

Dated: April 12, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                        Title                      Date
       --------                    ---------                  ---------

 /s/ Thomas L. Tedrow        President, Chief Executive      April 12, 2000
--------------------------   Officer and Director
Thomas L. Tedrow

/s/ Michael Reynolds         Vice President of Product       April 12, 2000
--------------------------   Development and Director
Michael Reynolds

/s/ Jacob Nguyen             Secretary, Treasurer, Chief     April 12, 2000
--------------------------   Financial Officer and Director
Jacob Nguyen

                             SKREEM.COM CORPORATION

                   Index to Consolidated Financial Statements

                                                                         Page
                                                                        -------

Report of Independent Public Accountants

Balance Sheets as of December 31, 1999 and 1998                           F-2

Statements of Operations for the Years Ended
 December 31, 1999 and 1998                                               F-3

Statements of Cash Flows for the Years Ended
 December 31, 1999 and 1998                                               F-4

Statements of Shareholders' Equity for the Years
 Ended December 31, 1999 and 1998                                         F-5

Notes to Financial Statements                                       F-6 - F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Skreem.com Corporation Consolidated
Salt Lake City, Utah

We have audited the balance sheets of Skreem.com Corporation Consolidated (a development stage company) at December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the period from May 17, 1989 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skreem.com Corporation Consolidated (a development stage company) at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, and the period from May 17, 1989 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.



                                                  Andersen Andersen & Strong LLC

Salt Lake City, Utah
March 31, 2000

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998



                                                            1999         1998
                                                           ------       ------
                                     ASSETS

  CURRENT ASSETS:
    Cash                                                 $ 377,089     $    -
    Demand notes receivable (Note 4):
     Related parties                                       209,331          -
     Other                                                  25,384          -
                                                         ----------     -------
     Total current assets                                  611,804          -
                                                         ----------     -------

  MARKETABLE SECURITIES:
   Available for sale securities (Note 5)                  162,500          -
                                                         ----------     -------

  EQUIPMENT:
   Office equipment                                         13,380          -
   Accumulated depreciation                                 (2,676)         -
                                                         ----------     -------
                                                           10,704           -
  OTHER ASSETS:
    Organization costs net of amortization                    765           -
                                                         ----------     -------
                                                        $ 785,773      $    -
                                                         ==========     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable and accrued expenses               $  23,056      $    -
                                                         ----------     -------
     Total current liabilities                             23,056           -

  STOCKHOLDERS EQUITY:
    Common stock, par value $.01;
     authorized 30,000,000 shares; issued and
     outstanding 13,545,315 and 2,920,200                 135,453      48,670
    Capital in excess of par value                        985,311      42,750
    Receivable on shares issued                                 -      (4,500)
    Deficit accumulated during the
     development stage                                   (470,547)    (86,920)
    Unrealized gain on securities available
     for sale                                             112,500           -
                                                        ----------     -------
     Total stockholders' equity                           762,717           -
                                                        ----------     -------
                                                        $ 785,773      $    -
                                                        ==========     =======

                 See accompanying notes to financial statements

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                            Statements of Operations
                     Years Ended December 31, 1999 and 1998
            And May 17, 1989 (Date of Inception) To December 31, 1999


                                                                      Inception
                                                                         To
                                          Dec. 31,       Dec. 31,     Dec. 31,
                                           1999           1998          1999
                                        -----------     ---------    ----------
    REVENUE
      Interest income                  $   25,035      $      -      $   25,035
                                        ----------      ---------     ---------

    EXPENSES:
      General and administrative          405,814         8,470         487,034
      Depreciation and amortization         2,848             -           8,548
                                        ----------      ---------     ---------
       Total expenses                     408,662         8,470         495,582


    NET LOSS                           $ (383,627)     $  (8,470)    $ (470,547)
                                        ==========      =========     =========

    Net loss per common share
      Basic                            $     (.04)     $      -
                                        ==========      =========
    Weighted average shares
outstanding Basic                      10,819,630     1,335,057
                                       ===========    ===========

                 See accompanying notes to financial statements

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Years Ended December 31, 1999 and 1998
            And May 17, 1989 (Date of Inception) To December 31, 1999


                                                                       Inception
                                                                          To
                                                                       Dec. 31,
                                                 1999       1998         1999
                                                ------     ------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(383,627)  $( 8,470)  $( 470,547)
  Adjustment to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                 2,848          -        2,848
  (Increase) in accounts receivable              (6,058)         -       (6,058)
  Increase (decrease)in accounts payable         23,056    (13,450)      23,056
  Expenses paid and debts settled
   with common stock                             34,500     21,920      111,420
                                               ---------   --------    ---------
   Net cash (used) by operations               (329,281)         -     (339,281)
                                               ---------   --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable                 (228,658)         -     (228,658)
  Purchase of marketable securities             (50,000)         -      (50,000)
  Purchase of equipment                         (13,380)         -      (13,380)
  Increase in organization costs                   (936)         -         (936)
                                               ---------   --------    ---------
  Net cash (used) by investing activities      (292,974)         -     (292,974)
                                               ---------   --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock for cash                               999,344          -    1,009,344
                                               ---------   --------    ---------
  Net cash provided from financing activities   999,344          -    1,009,344
                                               ---------   --------    ---------
NET INCREASE IN CASH                            377,089          -      377,089
Cash, beginning                                       -          -            -
                                               ---------   --------    ---------
Cash, ending                                  $ 377,089    $     -   $  377,089
                                               =========   ========    =========
SUPPLEMENTAL DISCLOSURES:
  Non cash financing activities:
   Issuance of common stock for expenses      $  34,500    $     -   $  111,420
                                               =========   ========    =========

                 See accompanying notes to finanial statements


                                                                                     Unrealized
                                                                                     Gain On
                                Common      Common     Capital In      Receivable    Securities
                                Stock       Stock      Excess of       On Shares     Available     Accumulated
                                Shares      Amount     Par Value       Issued        For Sale       (Deficit)       Total
                               --------    --------   -------------   ------------  ------------   ------------    -------

Issuance of shares of
  common stock on May
  17, 1989 for professional
  services rendered at $.02    1,200,057    $12,001     $  7,999         $     -            -              -         20,000
Accumulated deficit-period
  May 17, 1989 to December
  31, 1995                             -          -            -               -            -        (20,000)       (20,000)
Issuance of shares of common
  stock during 1996 for cash
  at $.33                         30,000        300        9,700               -            -              -         10,000
Issuance of shares of common
  stock during 1996 for
  professional services rendered
  at $.33                        105,000      1,050       33,950               -            -              -         35,000
Net loss year ended December
  31, 1996                             -          -            -               -            -        (45,000)       (45,000)
Net loss year ended December
  31, 1997                             -          -            -               -            -        (13,450)       (13,450)
Issuance of shares of common
  stock  during 1998 in
  settlement of accrued
  liabilities for professional
  services at $.02             1,315,258     13,152        8,768               -            -              -         21,920
Issuance of shares of common
  stock during 1998 for a
  commitment to provide future
  capital at $.02                270,000      2,700        1,800          (4,500)           -              -              -
Net loss year ended December
  31, 1998                             -          -            -               -            -         (8,470)        (8,470)
                              -----------  ---------     --------        ---------    ---------     ----------     ----------
Balance December 31, 1998      2,920,315    $29,203    $  62,217        $ (4,500)      $    -        (86,920)             -
                              -----------  ---------     --------        ---------    ---------     ----------     ----------
Issuance of shares of common
  stock during 1999 to
  acquire wholly owned
  subsidiary at $.00           9,600,000     96,000      (86,000)              -            -              -         10,000
Issuance of common stock
  during 1999 for cash
  at $.99                      1,000,000     10,000      984,344               -            -              -        994,344
Commitment to provide
  future capital satisfied
  with payment of expenses             -          -            -           4,500            -              -          4,500
Issuance of shares for
  services during 1999 at
  $1.00                           25,000        250       24,750               -            -              -         25,000
Net change in unrealized
  gain on securities
  available for sale                   -          -            -               -      112,500              -        112,500
Net loss year ended December
  31, 1999                             -          -            -               -            -       (383,627)      (383,627)
                              -----------  ---------     --------        ---------    ---------     ----------     ----------
Balance December 31, 1999     13,545,315    135,453      985,311               -      112,500       (470,547)       762,717


                      SKREEM.COM CORPORATION CONSOLIDATED
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business activity
-----------------

The Company, a Delaware corporation was incorporated on May 17, 1989, and is currently in the development stage. The Company intends to acquire and develop high technology software firms.

In April 1999 the Company changed its name from Commerce Centers Corporation to Skreem.com Corporation and approved a reverse stock split of 3 shares of outstanding stock for 5 shares. The report has been prepared as if the stock split had occurred at inception.

Accounting method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of Skreem.com Corporation, a Nevada corporation. All material intercompany transactions have been eliminated.

Computer software costs
-----------------------

The  Company  expenses  research  and  development  costs  related  to  software development that has not reached technological feasibility and started production for sale. Thereafter costs are capitalized and amortized over a maximum of five years or expected life of the product, whichever is less. Computer research and development costs of $35,526 were incurred in the current year ended December 31, 1999.

Income (loss) per share
-----------------------

The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding, after the stock split.

Statement of cash flows
-----------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES  AND  BUSINESS   ACTIVITY
     (continued)

Financial instruments
---------------------

The  Company  estimates  that the fair  value of all  financial  instruments  at
December 31, 1999 and December 31, 1998 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

Dividend policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Estimates and assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Marketable securities:
---------------------

Equity securities are classified as available for sale as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

2.   INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At December 31, 1999 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $470,547. The NOL carryforward expires in increments beginning in 2004. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

3.   ACQUISITION OF NEVADA SKREEM.COM CORPORATION

In April 1999 the Company, Skreem.com Corporation, a Delaware corporation ("SCD") acquired all of the outstanding stock of Skreem.com Corporation, a Nevada corporation ("SCN") through a stock for stock exchange in which the stockholders of SCN received 9,600,000 post stock split common shares of the SCD in exchange for all of the stock of the SCN. Skreem.com Corporation ("SCN") was incorporated in Nevada on January 29, 1999 for the purpose of developing high technology software.

For reporting purposes, the acquisition is treated as an acquisition of the Company ("SCD") by Skreem.com Corporation of Nevada ("SCN") (reverse acquisition) and a recapitalization of SCN with its historical financial statements being combined with the Company's. No proforma statements have been included since the acquisition is considered to be a reverse acquisition.

4.   DEMAND NOTES RECEIVABLE

As of December 31, 1999, the Company had demand notes receivable, including accrued interest as follows:

                       Maker                 Interest rate             Amount
                      -------               ----------------          --------
         Related parties:
         Organized Internet Services, Inc.       8%                  $   51,655
         Organized Internet Services, Inc.       8%                      51,438
         Organized Internet Services, Inc.       8%                      50,625
         Skreem Entertainment Corp.             10%                      55,613
                                                                      ----------
                                                                        209,332
         Other:
         Capital Media Group                     8%                      25,384
                                                                      ----------
                                                                     $  234,715
                                                                      ==========

The notes due from Organized Internet Services, Inc. are each to be secured with 200,000 shares of common stock of the maker, however, delivery of the security had not been made as of December 31, 1999. The note due from Skreem Entertainment Corp. is secured by recording equipment. Refer to note 6 for discussion of related party transactions.

5.   MARKETABLE SECURITIES

The Company had no sales of securities classified as available for sale for the years ended December 31, 1999 and 1998. The amortized cost and estimated fair values of marketable securities as of December 31, 1999 are as follows as:

                                                           Gross
                                         Amortized      Unrealized      Fair
                                           Cost           Gain         Value
                                         ---------     ------------   -------
Available for sale equity securities     $50,000         $112,500    $162,500

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

6.   RELATED PARTY TRANSACTIONS

During February 1998, the Company issued 1,585,258 post stock split shares to five major stockholders and two persons who were both officers and directors. The consideration for the issuance was assumption of the Company's accrued liabilities in the amount of $21,920 by the above mentioned shareholders, and the agreement by them to fund future Company expenditures in the amount of $4,500.

The shares issued pursuant to the acquisition agreement as described in note 3 were issued to four individuals who collectively represent a controlling interest of the Company.

Certain demand notes receivable as detailed in note 4 above were created in related party transactions since the Company's President is a major shareholder in both Organized Internet Services, Inc. and Skreem Entertainment Corp.