Form 10QSB
period 2000-03-31
SKREEM COM CORP
filed 2000-05-12
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-27929

                             SKREEM.COM CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       62-1655508
--------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization

                200 S. Knowles Avenue, Winter Park, Florida 32790
               ----------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 622-2040
                           ---------------------------
                           (Issuer's telephone number)


             (Former name, former address and former fiscal year if
                           changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 1, 2000, 13,545,315 shares of the issuer's Common Stock, $.01 par value, outstanding.

                             SKREEM.COM CORPORATION

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------

PART I -  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets as of March 31, 2000 and
             December 31, 1999.........................................      3

             Statements of Operations for the Three Months
             Ended March 31, 2000 and 1999.............................      4

             Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and 1999...................................      5

             Notes to Financial Statements.............................      6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................      9

PART II - OTHER INFORMATION............................................     10

SIGNATURES.............................................................     11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                             SKREEM.COM CORPORATION
                                 BALANCE SHEETS

                                                             March 31, 2000   December 31, 1999
                                                            ----------------  ------------------

ASSETS
Current Assets:
Cash                                                          $  283,117      $      377,089
Accounts Receivable                                              214,336             209,331
Other                                                             25,384              25,384
                                                            --------------    ----------------
Total current assets:                                            522,837             611,804
                                                            --------------    ----------------
Securities                                                       162,500             162,500
Property Plant & Equipment                                        23,671              13,380
Less: Accumulated Depreciation                                    (4,114)             (2,676)
                                                            --------------    ----------------
Other Assets:
Organization costs net of amortization                               718                 765
                                                            --------------    ----------------
Total other assets                                           $   705,612       $     785,773
                                                            ==============    ================
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accrued expenses                                             $    12,996      $       23,056
                                                            --------------    ----------------
Total current liabilities                                         12,996              23,056
                                                            --------------    ----------------
Stockholders' equity
Common Stock, $.01 par value; authorized 30,000,000
shares; issued and outstanding 13,545,315 and 2,920,200
Capital in excess of par value                                   135,453             135,453
Deficit accumulated during the development stage                 985,311             985,311

Unrealized gain on securities available for sale                (540,648)           (470,547)


                                                                 112,500             112,500
                                                            --------------    ----------------
Total stockholders' equity                                       692,616             762,717
                                                            --------------    ----------------
Total liabilities and stockholders' equity                  $    705,612         $   785,773
                                                            ==============    ================


                 See accompanying notes to financial statements

                      SKREEM.COM CORPORATION CONSOLIDATED
                       UNAUDITED STATEMENT OF OPERATIONS

                                           Three Months Ended         Inception Through
                                                March 31,                 March 31,
                                        ---------------------------   -----------------
                                           2000             1999           2000
                                        ----------       ----------   -----------------

Revenues
Sales                                  $     9,465       $        -      $     34,500
                                      -------------     ------------  ----------------
Expenses:
Selling, general and administrative         78,080            5,157           565,114
Depreciation & Amortization                  1,485               31            10,034
                                      -------------     ------------  ----------------
Total expenses                              79,565            5,188           575,148
                                      -------------     ------------  ----------------
Net loss                               $  (70,100)       $   (5,188)     $   (540,648)
                                      =============     ============  ================
Loss per share                         $     (.01)       $        -
                                      =============     ============
Weighted average shares outstanding     13,545,315        2,920,315
                                      =============     ============


                 See accompanying notes to financial statements

                             SKREEM.COM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                      March 31, 2000    March 31, 1999   Inception to March
                                                                                              31, 2000
                                                     ---------------- -----------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
Adjustments to reconcile net loss to net cash used   $  (70,101)        $   (5,188)       $     (540,648)
by operating activities:
Depreciation and amortization
(Increase) in accounts receivable                         1,485                 16                 4,333
Increase (decrease) in accounts payable                  (5,005)                 -               (11,063)
Expenses paid and debts settled with common stock       (10,060)             5,780                12,996

                                                              -                  -               111,420
                                                    -------------     --------------    -----------------
Net cash (used) by operations                           (83,681)                698             (422,962)
                                                    -------------     --------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable
Purchase of marketable securities                             -                  -             (228,658)
Purchase of equipment                                         -                  -              (50,000)
Increase in organization costs                          (10,291)                 -              (23,671)
                                                              -               (921)                (936)
                                                    -------------     --------------    -----------------
Net cash (used) by investing activities                 (10,291)              (921)            (303,265)
                                                    -------------     --------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash

                                                              -              5,000            1,009,344
                                                    -------------     --------------    -----------------
Net cash provided from financing activities
                                                              -              5,000            1,009,344
                                                    -------------     --------------    -----------------
Net increase in cash                                    (93,972)             4,777              283,117
Cash, beginning                                         377,089                  -                    -
                                                    -------------     --------------    -----------------
Cash, ending                                         $  283,117        $     4,777       $      283,117
                                                    =============     ==============    =================
Supplemental Disclosures:
Non-cash financing activities:
Issuance of common stock for expenses
                                                     $        -        $         -       $      111,420
                                                    =============     ==============    =================


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

Computer software costs
-----------------------
The  Company  expenses  research  and  development  costs  related  to  software development that has not reached technological feasibility and started production for sale. Thereafter costs are capitalized and amortized over a maximum of five years or expected life of the product, whichever is less. Computer research and development costs of $8,116 were incurred in the current period ended March 31, 2000.

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

Financial instruments
---------------------
The Company estimates that the fair value of all financial instruments at March 31, 2000 and December 31, 1999 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

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

Marketable securities:
----------------------
Equity securities are classified as available for sale as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

1.   INCOME TAXES

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

2.   ACQUISITION OF NEVADA  SKREEM.COM CORPORATION

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

3.   DEMAND NOTES RECEIVABLE

As of March 31, 2000, the Company had demand notes receivable, including accrued interest as follows:

                 Maker                    Interest rate                Amount
                -------                  ---------------              --------
     Related parties:
     Organized Internet Services, Inc.         8%                   $  53,652
     Organized Internet Services, Inc.         8%                      52,137
     Organized Internet Services, Inc.         8%                      51,611
     Skreem Entertainment Corp.               10%                      56,937
                                                                     ---------
                                                                      214,337
     Other:
     GO2 Union.com                             8%                      25,384
                                                                     ---------
                                                                     $239,721
                                                                     =========

The notes due from Organized Internet Services, Inc. are each to be secured with 200,000 shares of common stock of the maker, however, delivery of the security had not been made as of March 31, 2000. The note due from Skreem Entertainment Corp. is secured by recording equipment. The note from GO2 Union.com is secured by assets of the company. Refer to note 6 for discussion of related party transactions.

4.   MARKETABLE SECURITIES

The Company had no sales of securities classified as available for sale for the periods ended March 31, 2000 and 1999. The amortized cost and estimated fair values of marketable securities as of December 31, 1999 are as follows as:

                                                          Gross
                                          Amortized     Unrealized      Fair
                                            Cost          Gain          Value
                                         -----------   ------------    -------
Available for sale equity securities       $50,000      $112,500      $162,500
                                            ======       =======       =======

5.   RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31

     Revenues for the three months ended March 31, 2000 increased to $9,465 from no revenues for the three months ended March 31, 1999. This increase in revenues resulted from interest recovered on investment accounts.

     General and administrative expenses increased by $72,923 or 1,414% to $78,080 for the three months ended March 31, 2000 from $5,157 for the corresponding period of the prior year. This increase resulted from the expenditures made by the Company in the development of its software products.

     Depreciation and amortization expense increased by $1,454 or 4,690% to $1,485 for the three months ended March 31, 2000 from $31 for the corresponding period of the prior year. The increase in depreciation and amortization expense resulted from the increased depreciation on equipment purchased since the period ended March 31, 1999.

     As a result of the foregoing, the Company's net operating loss increased by $64,912 or 1,251% to $70,100 for the three months ended March 31, 2000 from $5,188 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock. As of March 31, 2000, the Company had a cash balance of $283,117 and working capital of $509,841. This compares with cash of $377,089 and working capital of $588,748 for the corresponding period of the prior year.

     Net cash used in operating activities increased to $83,681 from $698 of cash provided by operations for the three months ended March 31, 2000 and 1999, respectively. The increase in cash used in operations resulted from an increase in the net operating loss, an increase in accounts receivable and a decrease in accounts payable.

     Cash flows used in investing activities for the three months ended March 31, 2000 increased to $10,291 from $921 for the corresponding period of the prior year. This increase resulted from an increase in the purchase of equipment which was partially offset by a decrease in expenditures for organizational costs.

     Net cash provided by financing activities decreased to $0 from $5,000 for the three months ended March 31, 2000 and 1999, respectively. This decrease resulted from the absence of any sale of shares in the current period.

     The Company has experienced significant operating losses throughout its history, and will acquire substantial funds for the development of its business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          1.   27.1 Financial Data Schedule

     b.   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                     SKREEM.COM CORPORATION


                                                    /s/ Thomas Tedrow
                                                    --------------------------
                                                        Thomas Tedrow

May 11, 2000