Form 10QSB
period 2000-06-30
SKREEM COM CORP
filed 2000-08-18
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-27929

                             SKREEM.COM CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          62-1655508
--------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization

                    200 Knowles Avenue, Winter Park, FL 32789
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (407) 622-2040
                            -------------------------
                           (Issuer's telephone number)


               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 15, 2000, 13,545,315 shares of the issuer's Common Stock, $.01 par value, outstanding.

                             SKREEM.COM CORPORATION

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------

PART I -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 2000 and
                  December 31, 1999........................................... 3

                  Statements of Operations for the Three Months
                  and Six Months  Ended June 30, 2000 and 1999................ 4

                  Statements of Cash Flows for the Six Months Ended
                  June 30, 2000 and 1999...................................... 5

                  Notes to Financial Statements............................... 6

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10

PART II - OTHER INFORMATION...................................................11

SIGNATURES....................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                             SKREEM.COM CORPORATION
                                 BALANCE SHEETS
                                                                  December 31,
                                                 June 30, 2000       1999
                                                 -------------    ------------
Current Assets:
Cash                                                 $175,599         $377,089
Demand notes receivable (Note 4):
Related parties                                       200,400          209,331
Other                                                  25,884           25,384
                                                 -------------    -------------
Total current assets:                                 401,883          611,804
Marketable Securities:
Available for sale securities (Note 5)                125,000          162,500
                                                 -------------    -------------
Equipment:
Office equipment                                       23,671           13,380
Accumulated depreciation                              (5,552)          (2,676)
                                                 -------------    -------------
Other Assets:
Investment in non-marketable securities (Note 5)       45,000                -
Organization costs net of amortization                    718              765
                                                 -------------    -------------
                                                       45,718              765
                                                 -------------    -------------
                                                    $ 590,720        $ 785,773
                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                     $ 11,298          $23,056
Note payable (Note 7)                                  50,000                -
                                                 -------------    -------------
Total current liabilities                              61,298           23,056
                                                 -------------    -------------
Stockholders' equity
Common Stock, $.01 par value; authorized
30,000,000 shares; issued and outstanding
13,545,315 shares
Capital in excess of par value                        135,453          135,453
Deficit accumulated during the development stage      985,311          985,311
Unrealized gain on securities available for sale    (666,342)        (470,547)
                                                       75,000          112,500
                                                 -------------    -------------
Total stockholders' equity                            529,422          762,717
                                                 -------------    -------------
                                                     $590,720         $785,773
                                                 =============    =============


                 See accompanying notes to financial statements

                      SKREEM.COM CORPORATION CONSOLIDATED
                       UNAUDITED STATEMENT OF OPERATIONS


                      Three Months   Three Months    Six Months June   Six Months     Inception
                        June 30,       June 30,           30,           June 30,    Through June 30,
                     ------------- -------------     -------------    ------------  ----------------
                         2000           1999              2000             1999           2000
                     ------------  -------------     -------------    ------------  ----------------

Revenue
Sale of software      $   45,000      $        -       $  45,000       $        -      $    45,000
Interest income            7,594               -          17,059            5,697           42,094
                                               -
                     ------------  --------------    ------------     ------------  ---------------
                          52,594               -          62,059            5,697           87,094
Expenses:
General &
administrative           176,269         119,521         254,349          123,824          741,383
Interest                     581               -             581                -              581
Depreciation &
amortization               1,438               -           2,923              794           11,472
                     ------------  --------------    ------------     ------------  ---------------
                         178,288         119,521         257,853          124,618          753,436
                     ------------  --------------    ------------     ------------  ---------------
Net loss              $(125,694)     $ (119,521)     $  (195,794)       $(118,921)      $(666,342)
                     ============  ==============    ============     ============  ===============
Net loss per
common share          $    (.01)     $     (.01)     $      (.01)       $    (.01)
                     ============  ==============    ============     ============
Weighted average
shares outstanding   13,545,315      13,120,315       13,545,315        7,943,266
                     ============  ==============    ============     ============


                 See accompanying notes to financial statements

                             SKREEM.COM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                      March 31,       March 31,     Inception to
                                                        2000            1999       March 31, 2000
                                                     -----------     ----------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
Adjustments to reconcile net loss to net cash used   $ (70,101)       $ (5,188)      $ (540,648)
by operating activities:
Depreciation and amortization
(Increase) in accounts receivable                        1,485              16            4,333
Increase (decrease) in accounts payable                 (5,005)              -         (11,063)
Expenses paid and debts settled with common stock      (10,060)          5,780           12,996

                                                             -               -          111,420
                                                    ------------     ----------    -------------
Net cash (used) by operations                          (83,681)            698        (422,962)
                                                    ------------     ----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable
Purchase of marketable securities                            -               -        (228,658)
Purchase of equipment                                        -               -         (50,000)
Increase in organization costs                         (10,291)              -         (23,671)
                                                             -            (921)            (936)
                                                    ------------     ----------    -------------
Net cash (used) by investing activities                (10,291)           (921)        (303,265)
                                                    ------------     ----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash

                                                             -           5,000        1,009,344
                                                    ------------     ----------    -------------
Net cash provided from financing activities
                                                             -           5,000        1,009,344
                                                    ------------     ----------    -------------
Net increase in cash                                   (93,972)          4,777          283,117
Cash, beginning                                        377,089               -                -
                                                    ------------     ----------    -------------
Cash, ending                                         $ 283,117        $  4,777      $   283,117
                                                    ============     ==========    =============
Supplemental Disclosures:
Non-cash financing activities:
Issuance of common stock for expenses
                                                     $       -        $     -      $   111,420
                                                    ============     ==========    =============



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

Computer software costs
-----------------------
The  Company  expenses  research  and  development  costs  related  to  software development that has not reached technological feasibility and started production for sale. Thereafter costs are capitalized and amortized over a maximum of five years or expected life of the product, whichever is less. Computer research and development costs of $27,678 were incurred in the current period ended June 30, 2000.

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

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES  AND  BUSINESS   ACTIVITY
     (continued)

Financial instruments
---------------------
The Company estimates that the fair value of all financial instruments at June 30, 2000 and December 31, 1999 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

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

Marketable securities:
----------------------
Certain equity securities are classified as available for sale as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

4.   DEMAND NOTES RECEIVABLE

As of June 30, 2000, the Company had demand notes receivable, including accrued interest as follows:

             Maker                          Interest rate          Amount
            -------                        ---------------        --------
     Related parties:
     Organized Internet Services, Inc.           8%             $  54,652
     Organized Internet Services, Inc.           8%                53,137
     Organized Internet Services, Inc.           8%                52,611
     JT Investments                             10%                40,000
                                                                 ---------
                                                                  200,400
     Other:
     GO2 Union.com                               8%                25,884
                                                                 ---------
                                                                 $226,284
                                                                 =========

The notes due from Organized Internet Services, Inc. are each to be secured with 200,000 shares of common stock of the maker, however, delivery of the security had not been made as of June 30, 2000. The note due from Skreem Entertainment Corp. is secured by recording equipment. The note from GO2 Union.com is secured by assets of the company. Refer to note 6 for discussion of related party transactions.

5.   MARKETABLE SECURITIES

The Company had no sales of securities classified as available for sale for the periods ended June 30, 2000 and 1999. The amortized cost and estimated fair values of marketable securities as of are as follows as:

                                                          Gross
                                      Amortized         Unrealized      Fair
                                        Cost              Gain          Value
                                      ---------        -----------     --------
December 31, 1999                      $50,000          $112,500       $162,500
                                      =========         =========      ========
June 30, 2000                          $50,000          $ 75,000       $125,000
                                      =========         =========      ========

6.   NON-MARKETABLE SECURITIES

On April 1, 2000, Parks America, Inc. acquired intellectual property developed by the Company in exchange for 150,000 shares of Parks America, Inc "restricted" common stock. Parks America, Inc. is a public company, however, since only 200 shares actually traded over a six month period, the stock was not considered marketable on April 1, 2000 or after through June 30, 2000. Consideration for the transaction was recorded based on an estimate of the Company's cost to create the intellectual property plus a reasonable markup - $45,000.

7.   RELATED PARTY TRANSACTIONS

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

During May, 2000, the Company borrowed $50,000 from its President payable on demand at 8%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999

     Revenues for the three months ended June 30, 2000 increased to $52,594 from no revenues for the three months ended June 30, 1999. $45,000 of this increase in revenues resulted from the sale of software and $7,594 from interest on investment accounts.

     General and administrative expenses increased by $56,748 or 47.5% to $176,269 for the three months ended June 30, 2000 from $119,521 for the corresponding period of the prior year. This increase resulted from additional expenditures made by the Company in the development of its software products.

     Depreciation and amortization expense increased to $1,438 from no depreciation and amortization for the three months ended June 30, 2000 from the corresponding period of the prior year. The increase in depreciation and amortization expense resulted from depreciation on equipment purchased since the period ended June 30, 1999.

     As a result of the foregoing, the Company's net operating loss increased by $6,173 or 5.2% to $125,694 for the three months ended June 30, 2000 from $119,521 for the corresponding period of the prior year.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     Revenues for the six months ended June 30, 2000 increased to $52,594 from no revenues for the six months ended June 30, 1999. $45,000 of this increase in revenues resulted from the sale of intellectual property and $7,594 from interest on investment accounts.

     General and administrative expenses increased by $130,525 or 10.54% to $254,349 for the six months ended June 30, 2000 from $123,824 for the corresponding period of the prior year. This increase resulted from additional expenditures made by the Company in the development of its products.

     Depreciation and amortization expense decreased by $10,678 or 93.1% to $794 for the six months ended June 30, 2000 from $11,472 for the corresponding period of the prior year. The decrease in depreciation and amortization expense resulted from depreciation on equipment purchased since the period ended June 30, 1999.

     As a result of the foregoing, the Company's net operating loss increased by $76,873 or 64.6% to $195,794 for the six months ended June 30, 2000 from $118,921 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock. As of June 30, 2000, the Company had a cash balance of $175,599 and working capital of $340,585. This compares with cash of $377,089 and working capital of $588,748 for the corresponding period of the prior year.

     Net cash used in operating activities increased to $83,681 for the six months ended June 30, 2000 from $698 of cash provided by operations for the six months ended June 30, 1999. The increase in cash used in operations resulted from an increase in the net operating loss, an increase in accounts receivable and a decrease in accounts payable.

     Cash flows used in investing activities for the six months ended June 30, 2000 increased to $10,291 from $921 for the corresponding period of the prior year. This increase is entirely attributable to the purchase of equipment in the current period.

     Net cash provided by financing activities decreased to $0 from $5,000 for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, the Company did not sell any of its common stock, but sold $5,000 of common stock during the six months ended June 30, 1999.

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


                                              SKREEM.COM CORPORATION


                                              /s/ Thomas Tedrow
                                              -------------------------
                                              Thomas Tedrow

August 18, 2000