Form 10QSB
period 2000-09-30
SKREEM COM CORP
filed 2000-12-07
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from__________to__________.

Commission File Number 0-27929

SKREEM.COM CORPORATION.

(Exact name of small business issuer as specified in its charter)

Nevada	62-1655508
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Knowles Avenue, Winter Park, FL 32789

(Address of principal executive offices)

(407) 622-2040

(Issuer's telephone number)

N/A

(Former name, former address and formal fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     As of December 1, 2000, 14,637,315 shares of Common Stock of the issuer were outstanding.

SKREEM.COM CORPORATION

FORM 10-QSB

INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1 . Financial Statements
Consolidated Balance Sheets as of September 30, 2000 and
December 31, 1999	3
Consolidated Statements of Operations-for the three months and nine months ended
September 30, 2000 and 1999	4
Consolidated Statements of Cash Flows- for the nine months ended
September 30, 2000 and 1999	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis or Plan of Operations	10
PART II - OTHER INFORMATION	12

SKREEM.COM CORPORATION AND SUBSIDIARY

(A Development Stage Company)

BALANCE SHEETS

September 30, 2000 and December 31, 1999

	(Unaudited)
	September 30,	December 31,
	2000	1999

ASSETS
CURRENT ASSETS:
Cash	$ 53,553	$ 377,089
Demand notes receivable (Note 4):
Related parties	204,945	209,331
Other	22,382	25,384

Total current assets	280,880	611,804
MARKETABLE SECURITIES:
Available for sale securities (Note 5)	1,017,500	162,500
EQUIPMENT:
Office equipment	26,739	13,380
Accumulated depreciation	(7,135)	(2,676)

	19,604	10,704
OTHER ASSETS:
Organization costs net of amortization	671	765

	$1,318,655	$ 785,773

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$ 24,271	$ 23,056
Deferred income taxes (Note 2)	31,235	-

Total current liabilities	55,506	23,056
STOCKHOLDERS EQUITY
Common stock, par value $.01; authorized 30,000,000 shares; issued and outstanding 14,220,315 and 13,545,315, shares	142,203	135,453
Capital in excess of par	1,029,142	985,311
Deficit accumulated during the development stage	(194,461)	(470,547)
Unrealized gain on securities available for sale	286,265	112,500

Total stockholders' equity	1,263,149	762,717

	$1,318,655	$ 785,773

See accompanying notes to financial statements

SKREEM.COM CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Unaudited Statements of Operations

Three Months Ended September 30, 2000 and 1999

Nine Months Ended September 30, 2000 and 1999

And Inception (May 17, 1999) Through September 30, 2000

	Three Months	Three Months	Nine Months	Nine Months	Inception Through
	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000

REVENUE
Consulting and sale of software	$ 606,234	$ -	$ 651,234	$ -	$ 651,234
Interest income	6,098	9,137	23,157	14,833	48,192

	612,332	9,137	674,391	14,833	699,426
EXPENSES:
General and administrative	138,821	75,986	393,170	199,808	880,204
Interest	-	-	581	-	581
Depreciation and amortization	1,630	1,338	4,553	2,132	13,102

	140,451	77,324	398,304	201,940	893,887

NET INCOME (LOSS)	471,881	(68,187)	276,087	(187,107)	(194,461)
OTHER COMPREHENSIVE INCOME NET OF TAXES
Unrealized gain on securities	211,265	-	173,765	-	286,265

COMPREHENSIVE INCOME (LOSS)	$ 683,146	$(68,187)	$ 449,852	$(187,107)	$ 91,804

Net income (loss) per per common share	$ .03	$ -	$ .02	$( .02)

Weighted average shares outstanding	13,545,315	13,520,315	13,679,987	9,955,351

See accompanying notes to financial statements

SKREEM.COM CORPORATION CONSOLIDATED

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ended September 30, 2000 and 1999

And May 17, 1989 (Date of Inception) to September 30, 2000

	Nine Months	Nine Months	Inception Through
	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ 321,087	$(187,107)	$(149,461)
Adjustment to reconcile net loss to net cash used by operating activities: Depreciation and amortization	4,553	2,132	7,401
(Increase) in accounts receivable	(8,615)	-	(14,672)
Increase (decrease)in accounts payable	1,215	11,322	24,271
Revenue recorded in non-cash transaction	(695,000)	-	(695,000)
Expenses paid and debts settled with common stock	-	9,500	111,420

Net cash used by operations	(376,760)	(164,153)	(716,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(62,075)	(155,050)	(290,733)
Collections on notes receivable	78,658	-	78,658
Purchase of marketable securities	-	(50,000)	(50,000)
Purchase of equipment	(13,359)	(13,380)	(26,739)
Increase in organization costs	-	(936)	(936)

Net cash provided (used) by investing activities	3,224	(219,366)	(289,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	-	999,344	1,009,344
Loans from related parties	50,000	-	50,000

Net cash provided from financing activities	50,000	999,344	1,059,344

NET INCREASE (DECREASE) IN CASH	(323,536)	615,825	53,553
Cash, beginning	377,089	-	-

Cash, ending	$ 53,553	$ 615,825	$ 53,553

SUPPLEMENTAL DISCLOSURES:
Non-cash operating activities:
Non-cash sales	$ 650,000	$ -	$ 650,000

Non-cash financing activities: Issuance of common stock for expenses	$ -	$ 9,500	$ 111,420

Issuance of common stock for note payable	$ 50,000	$ -	$ 50,000

See accompanying notes to financial statements

SKREEM.COM CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business activity
--------------------

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

Accounting method
--------------------

The Company’s financial statements are prepared using the accrual method of accounting.

Principles of consolidation
------------------------------

The consolidated financial statements include the accounts of Skreem.com Corporation, a Nevada corporation. All material intercompany transactions have been eliminated.

Computer software costs
---------------------------

Company expenses research and development costs related to software development that has not reached technological feasibility and started production for sale. Thereafter costs are capitalized and amortized over a maximum of five years or expected life of the product, whichever is less. Computer research and development costs of $40,937 were incurred in the current period ended September 30, 2000.

Income (loss) per share
---------------------------

The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding, after the stock split.

Statement of cash flows
---------------------------

Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Financial instruments
------------------------

Company estimates that the fair value of all financial instruments at September 30, 2000 and December 31, 1999 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

Dividend policy
-------------------

The Company has not yet adopted a policy regarding payment of dividends.

SKREEM.COM CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Estimates and assumptions
-----------------------------

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

Marketable securities:
-------------------------

Certain equity securities are classified as available for sale as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

1. INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At December 31, 1999 the Company had a net operating loss (“NOL”) carry forward for United States income tax purposes of approximately $470,547. The NOL carryforward expires in increments beginning in 2004. The Company’s ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation’s use of its NOL carryforward. Deferred income tax liability as of September 30, 2000 of $31,235 represents tax on change in unrealized gain on securities available for sale for the nine months then ended.

2. ACQUISITION OF NEVADA SKREEM.COM CORPORATION

In April 1999 the Company, Skreem.com Corporation, a Delaware corporation (“SCD”) acquired all of the outstanding stock of Skreem.com Corporation, a Nevada corporation (“SCN”) through a stock for stock exchange in which the stockholders of SCN received 9,600,000 post stock split common shares of the SCD in exchange for all of the stock of the SCN. Skreem.com Corporation (“SCN”) was incorporated in Nevada on January 29, 1999 for the purpose of developing high technology software.

For reporting purposes, the acquisition is treated as an acquisition of the Company (“SCD”) by Skreem.com Corporation of Nevada (“SCN”) (reverse acquisition) and a recapitalization of SCN with its historical financial statements being combined with the Company’s. No proforma statements have been included since the acquisition is considered to be a reverse acquisition.

3. DEMAND NOTES RECEIVABLE

As of September 30, 2000, the Company had demand notes receivable, including accrued interest as follows:

SKREEM.COM CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Maker	Interest rate	Amount

Related parties:
Union Online, Inc.	8%	$ 55,652
Union Online, Inc.	8%	54,137
Union Online, Inc.	8%	53,611
Union Online, Inc.	10%	41,545
		204,945
Other:
Imperial Furnishings	10%	9,075
SatLink	10%	10,222
Imperial Furnishings	8%	3,085
		$227,327

The notes due from Union Online, Inc. are each to be secured with 200,000 shares of common stock of the maker, however, delivery of the security had not been made as of September 30, 2000. The notes due from others are secured by the assets of the respective entities. Refer to note 6 for discussion of related party transactions.

4. MARKETABLE SECURITIES

The Company had no sales of securities classified as available for sale for the periods ended September 30, 2000 and 1999. The amortized cost and estimated fair values of marketable securities are as follows as:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 1999	$ 50,000	$112,500	$ -	$162,500

September 30, 2000	$700,000	$325,000	$ 7,500	$1,017,500

5. RELATED PARTY TRANSACTIONS

During February 1998, the Company issued 1,585,258 post stock split shares to five major stockholders and two persons who were both officers and directors. The consideration for the issuance was assumption of the Company’s accrued liabilities in the amount of $21,920 by the above mentioned shareholders, and the agreement by them to fund future Company expenditures in the amount of $4,500.

The shares issued pursuant to the acquisition agreement as described in note 3 were issued to four individuals who collectively represent a controlling interest of the Company.

Certain demand notes receivable as detailed in note 4 above were created in related party transactions since the Company’s President is a major shareholder in Union Online, Inc.

During May 2000, the Company borrowed $50,000 from its President payable on demand at 8%. On September 26, 2000, the Company issued 75,000 shares of its common stock in settlement of the $50,000 note including accrued interest.

SKREEM.COM CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

7. SUBSEQUENT EVENTS

During August 2000, the Company issued 600,000 shares of its common stock to acquire two wholly owned subsidiaries. Subsequent to September 30, 2000, the Company determined that the acquisitions could not be consummated due to the inability of the participants to fully comply with terms of the transactions. The Company expects to reacquire and cancel the 600,000 shares issued. Since the shares were outstanding as of September 30, 2000, the issuance was recorded on the basis that no consideration was received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in a Company’s filings with the Securities and Exchange Commission in general economic conditions and changes in the assumptions used in making such forward looking statements.

Material Changes in Results of Operations

Three Months Ended Sep 30, 2000 Compared to the Three Months Ended Sep 30, 1999.

     Revenues for the three months ended September 30, 2000 increased to $612,332 from $9,137 for the three months ended September 30, 1999. This increase resulted from consulting services and the sale of software which totalled $606,234 for the three months ended September 30, 2000 compared to $0 for the corresponding period of the prior year. In addition, the company reported interest income of $6,098 for the three months ended June 30, 2000, a decrease of $3,037 from the interest income of $9,137 from the corresponding period of 1999.

     General and administrative expenses increased by $62,835 or 82.7% to $138,821 for the three months ended September 30, 2000 from $75,986 for the corresponding period of the prior year. This increase resulted from additional expenditures made by the Company in the development of its software products and the additional resources required to fulfill its consulting contracts.

     Depreciation and amortization expense increased by $292 or 21.8% to $1,630 for the three months ended September 30, 2000 $1,338 for the corresponding period of the prior year. The increase in depreciation and amortization expense resulted from increased amortization expenses related to software development.

     As a result of the foregoing, the Company's net operating income increased by $540,068 to $471,881 for the three months ended September 30, 2000 from a loss of $68,187 for the corresponding period of the prior year.

     In addition, the Company reported other comprehensive income, net of taxes, of $211,265 the three months ended September 30, 2000. There was no comprehensive income for the corresponding period of the prior year. Because of the foregoing, the Company reported comprehensive income of $683,146 compared to a loss of $68,187 for the corresponding three months of 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     Revenues for the nine months ended September 30, 2000 increased by $659,558 to $674,391 from $14,832 for the nine months ended September 30, 1999. This increase in revenues resulted from an increase in consulting revenues and the sale of software of $651,834 and $8,324 from interest on investment accounts.

     General and administrative expenses increased by $183,371 or 91.8% to $393,170 for the nine months ended September 30, 2000 from $199,808 for the corresponding period of the prior year. This increase resulted from additional expenditures made by the Company in the development of its software products and the additional revenues required to fulfill its consulting contracts. The Company also incurred interest expenses of $581 for the nine months ended September 30, 2000. The Company had no interest expense for the corresponding period of the prior year.

     Depreciation and amortization expense increased by $2,421 or 113.6% to $4,553 for the nine months ended September 30, 2000 from $2,132 for the corresponding period of the prior year. The increase in depreciation and amortization expense resulted from increased amortization of the development costs of the Company's software.

     As a result of the foregoing, the Company's net operating income increased by $463,194 to $276,087 for the nine months ended September 30, 2000 from a loss of $187,107 for the corresponding period of the prior year.

     In addition, the Company reported other comprehensive income, net of taxes, of $173,765 from unrealized gain on securities for the nine months ended September 30, 2000. There was no comprehensive income for the nine months ended September 30, 1999. As a result of the foregoing, the Company's comprehensive income of $449,852 for the nine months ended September 30, 2000 an increase of $636,959 from the loans of $187,107 for the nine months ended September 30, 1999.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations and met its capital requirements through the sale of stock. As of September 30, 2000, the Company had a cash balance of $53,553 and working capital of $233,374. This compares with cash of $377,089 and working capital of $588,748 as of December 31, 1999.

     Net cash used in operating activities increased to $376,760 for the nine months ended September 30, 2000 from $164,153 of cash for the nine months ended September 30, 1999. The increase in cash used in operations principally resulted from revenue recorded in a non-cash transaction of $695,000 which was partially offset by the $508,194 increase in earnings.

     Cash flows used in investing activities for the nine months ended September 30, 2000 increased to $3,234 from $219,366 increased by investing activities. This increase resulted from a $92,975 reduction in the issuance of notes receivable, a $72,658 collection of a promissory note, a $50,000 reduction in the purchase of marketable securities, and a small decrease in organizational expenditures.

     Net cash provided by financing activities decreased to $50,000 from $999,334 for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the Company received a loan from a related party of $50,000. During the nine months ended June 30, 1999, the Company received proceeds from the sale of its stock of $999,334.

     The Company has experienced an operating loss since inception, but was profitable for both the three months and nine months ended September 30, 2000. However, the Company will require substantial funds to continue to develop its business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
1. 27.1 Financial Data Schedule
(b) Reports on Form 8-K
The acquisition of Satlink Telcom, Inc. on August 14, 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKREEM.COM CORPORATION
Date: December 7, 2000	By: /s/ Thomas Tedrow
Thomas Tedrow President and Chief Executive Officer