Form 10KSB
period 2000-12-31
WATERFORD STERLING CORP
filed 2001-04-16
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-27929

                         WATERFORD STERLING CORPORATION
                        (formerly Skreem.com Corporation)
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                     62-1655508
--------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                200 S. Knowles Avenue, Winter Park, Florida 32789
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $678,368.

         As of April 13, 2001, 20,887,815 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $624,906.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Transitional Small Business Disclosure Format: Yes     No   X
                                                                ----   -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS..................................    3
         ITEM 2.  DESCRIPTION OF PROPERTIES................................    5
         ITEM 3.  LEGAL PROCEEDINGS........................................    5
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......    6

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.    6
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................    6
         ITEM 7.  FINANCIAL STATEMENTS.....................................    7
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...................    7

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT........................    8
         ITEM 10. EXECUTIVE COMPENSATION...................................    8
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT....................................    9
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........   10
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K.........................   10

                  SIGNATURES...............................................   10

                  FINANCIAL STATEMENTS.....................................  F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

         Waterford Sterling Corporation a Delaware corporation (the "Company") formerly Skreem.com Corporation Corporation was formed in May 1989 but did not have any operations until it acquired Waterford Sterling Corporation, a Nevada corporation ("Skreem") in March 1999. Following the acquisition of Skreem, the Company changed its name from Commerce Centers Corporation to "Waterford Sterling Corporation". The Company acquired all of Skreem's issued and outstanding shares of common stock making Skreem a wholly-owned subsidiary of the Company. The business of Skreem became the only operating business of the Company and the officers and directors of Skreem assumed the officers and director positions of the Company. On January 31, 2001, the Company executed an Exchange Agreement for all of the issued and outstanding shares of Waterford Florida, Inc. in exchange for 7,000,000 shars of the Company's common stock. Waterford Florida, Inc. is engaged in the sourcing and marketing of furniture and accessories to the hospitality and time share industry. On the same day, the Company filed Articles of Amendment to its Articles of Amendment to its Articles of Incorporation changing its name to Waterford Sterling Corporation. When used herein the term "Company" refers to the combined entity unless the context otherwise indicate.

         Skreem was formed in 1999 to develop and market computer and Internet related software. In February, 1999, Skreem acquired R&R Marketing Group, Inc. which had the rights to computer software known as the Skreem System Acceleration. The Skreem software accelerates the speed of a computer in relation to various computer programs' operating abilities. The software was designed to be flexible and work with any computer that is a 486DX or superior and runs on either the Windows 95 or 98 operating systems.

         The Skreem System is still being developed. Previously, the efforts of R&R Marketing Group, Inc. the prior owners of the software, were on the development of the software and not on its commercialization as has been the Company's efforts. Accordingly, the future market acceptability of the Skreem software is still unknown.

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

         With the acquisition of Waterford Florida, Inc. the Company will also expand into the sourcing and marketing of furniture and accessories for the hospitality and time share industries.

Operations

Products and Services - Skreem

         The Company's first product is titled the Skreem System Acceleration, which is a comprehensive software tool aimed at increasing operating speeds of computers. The goal of the software is to accelerate the speed in which computers perform their functions and decrease Internet download and upload times. Additionally, the software attempts to stabilize Microsoft Windows(tm), run graphics faster and makes it easier to navigate through toolbars.

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

Operations - Waterford Sterling

         With the acquisition of Waterford Florida, Inc. the Company launched a second line of business to source and market furniture and assessories to the hospitality industry. In furtherance of this objection, the Company established an affiliation with an organization based in Hong Kong. As requests for proposals or orders are received, the specifications are forwarded to the Hong Kong office for sourcing. The Hong Kong office has relationships with a number of manufacturing facilities in the People's Republic of China and throughout Southeast Asia. After quotes are obtained, and if appropriate, samples are supplied, and a firm order received, the production contract is issued to on the factories selected. Personnel from the Hong Kong office monitor the production to insure quality, timeliness of delivery and arrange for all shipping of the products. Because the Company is able to supply high quality products at competitive prices, management believes that this segment of its business will be a source of significant future revenue.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            There is currently limited trading market in the Company's Common Stock. The following table sets forth the high and low bid price by calendar quarter of the Company's common stock. The Company's common stock did not trade prior to calendar year 2000.


Quarter Ended                High             Low
-------------               -------          ------
March 31, 2000             $     -        $       -
June 30, 2000               3.4375          1.43750
September 30, 2000          3.1250          0.81250
December 31, 2000           0.9100          0.40625

Record Holders

         As of April 13, 2001,  there were  approximately  142 record holders of
the  Company's   common  stock.   The  Company's  common  stock  trades  on  the
over-the-counter Bulletin Board market under the symbol WFTD:BB.

Dividends

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-Ended December 31, 2000 Compared to the Year-Ended December 31, 1999

Revenues

         Revenues increased by $653,333 or 2609.68% to $678,368 for the year ended December 31, 2000 from $25,035 for the year ended December 31, 1999. The increase in revenue is almost entirely attributable to the sale of software in the current year which totaled $652,458 verses $0 for the prior year. Interest income increased to $25,910 for the current year from $25,035 for the prior year.

General and Administrative Expenses

         General and Administrative Expenses represent payroll costs and general overhead expenses. General and Administrative Expenses increased by $335,977, or 82.79% to $741,791 for the year ended December 31, 2000 from $405,814 for the year ended December 31, 1999. This increase is attributable to increased expenses associated with the development of the Skreem System software; increased payroll expenses, professional fees and costs associated with planning for the entry into the sourcing and marketing of furniture and assessories to the hospitality and time share industries.

Interest Expense

         During the year ended December 31, 2000, the Company incurred interest expense of $3,597. There was no interest expense for the year ended December 31, 1999. All of the interest was accrued on a loan made to the Company by one of its officers.

Depreciation and Amortization

         Depreciation and Amortization expense increased by $5,345 or 87.77% to $8,193 for the year ended December 31, 2000 from $2,848 for the year ended December 31, 2000 from $2,848 for the year ended December 31, 1999. The increase in depreciation and amortization is attributable to increased computer software costs which are amortized over 60 months.

         As a result of the foregoing, the Company's net loss was reduced from $383,627 for the year ended December 31, 1999 to $75,213 for the year ended December 31, 2000.

Comprehensive Income

         Under current accounting rules, a Company must account for changes in the market value of assets held for investment. For the year ended December 31, 2000, the Company sustained a decline in the value of its securities portfolio of $312,500. This compares with an appreciation in value of $112,500 for the year ended December 31, 1999. Because of this net difference of $425,000, despite a reduction in the net loss, the Company's comprehensive loss increased by $116,586 or 43.00% to $387,713 from a loss of $271,127 for the year ended December 31, 1999.

Liquidity and Capital Resources

         As of December 31, 2000, the Company had cash of $12,664 and working capital of $(34,938). This compares with cash of $377,089 and working capital of $588,748 as of December 31, 1999.

         Cash used by operating activities increased to $496,677 for the year ended December 31, 1999 from $329,281 for the year ended December 31, 1999. This increase is attributable to revenue recorded in a non-cash transaction of $650,000 which was partially offset by a reduced operating loss and changes in current accounts.

         Cash used by investing activities, totaled $10,798 for the year ended December 31, 1999 compared to $292,974 for the year ended December 31, 1999. This decrease resulted from reduced issuance of notes and the collection of notes receivables and a reduction in the purchase of marketable securities.

         Cash flows from financing activities totaled $143,000 for the year ended December 31, 2000, all of which came from loans from related parties. This compares to $999,344 for the year ended December 31, 1999, all of which came from the sale of common stock.

         Based upon the current level of expenditures, it will be necessary for the Company to seek additional funding over the next twelve months to implement its business plan.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company, together with the independent auditors' report thereon of Andersen Andersen & Strong LC appears on pages F-2 through F-9 of this report. See Index to Financial Statements on page F-1 of this report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information Regarding Present Directors and Executive Officers

         The names of the Company's executive officers and directors and the positions held by them are set forth below:

Name                 Age   Title                                                  Director Since
----                 ---   -----                                                  --------------

Thomas L. Tedrow     50    President, Chief Executive Officer and Director             1999
BMichael Reynolds    23    Vice President of Product Development and Director          1999
Jacob Nguyen         27    Treasurer, Secretary and Director                           1999


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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Under the Securities laws of the United States, the Company's directors, its executive officers and beneficial owners of more than ten percent of any class of the Company's securities are required to report their initial ownership of the Company's securities and any subsequent changes in that ownership to the Securities and Exchange Commission. However, none of these persons has yet filed the required forms with the Securities and Exchange Commission.

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

Summary Compensation Table


                           Annual Compensation                         Long Term Compensation
                          ----------------------                      -------------------------
                                                   Awards             Restricted                   Payouts
                                                   ------                                          -------

 Name and Principal  Year     Salary    Bonus($)  Other Annual   Stock     Options   LTIP        All other
     Position       ------    -------   --------  Compensation   Awards    / SARS    Payout    compensation
    -------------                                 ------------- --------   --------  --------  --------------

Thomas Tedrow (1)     1998     0         0          0                0          0         0         0
President & CEO       1999     36,000    0          0                0          0         0         0
                      2000     36,000    0          0                0          0         0         0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock, par value $0.01, held by each person who is believed to be the beneficial owner of 5% or more of the shares of the Company's common stock outstanding at April 13, 2001, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.


 Title of Class     Name and Address of       Amount and Nature of     Percent of Class
                    Beneficial Owner          Beneficial Ownership

Principal Shareholders

Common             Thomas Tedrow
                   200 S. Knowles Avenue
                   Winter Park, Florida 32789        14,459,500         69.220%

Common             Jeff Martin
                   179 Fairview Point Circle
                   Orlando, Florida 32790             1,302,224          06.23%

Common             Mike Reynolds                        250,000           .012%

Common             Jacob Nguyen                         156,000          .0075%
                                                                       --------

All officers and Directors, and as a Group
(3 Person)                                           14,865,500        71.2024%
                                                     ==========        ========

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company completed the acquisition of Waterford Sterling Corporation, a Nevada corporation in 1999. At the time of the acquisition, the Company was controlled, in part, by Jeff Martin who has had a long term business relationship in numerous companies with Tom Tedrow, the current president of the Company and the president of the private Waterford Sterling Corporation at the time of the acquisition. This relationship brings into question the arm's length nature of the transaction. However, management believes the terms of the merger were fair.

                                                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             Waterford Sterling Corporation


                                         By: /s/ Thomas L.  Tedrow
                                            ---------------------------------
                                             Thomas L. Tedrow
                                             Chief Executive Officer

Dated: April 16, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                     Title                                    Date
      ------                   --------                                ---------

/s/ Thomas L.  Tedrow     President, Chief Executive Officer and    April 16, 2001
------------------------  Director
Thomas L. Tedrow

/s/ Michael Reynolds      Vice President of Product Development     April 16, 2001
------------------------  and Director
Michael Reynolds

/s/ Jacob Nguyen          Secretary, Treasurer, Chief Financial    April 16, 20001
------------------------  Officer and Director
Jacob Nguyen

                         Waterford Sterling Corporation

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                           ----
Report of Independent Public Accountants

Balance Sheets as of December 31, 2000 and 1999                             F-2

Statements of Operations for the Years Ended
 December 31, 2000 and 1999                                                 F-3

Statements of Cash Flows for the Years Ended
 December 31, 2000 and 1999                                                 F-4

Statements of Shareholders' Equity for the Years
 Ended December 31, 2000 and 1999                                           F-5

Notes to Financial Statements                                         F-6 - F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Skreem.com Corporation Consolidated
Salt Lake City, Utah

We have audited the balance sheet of Skreem.com Corporation Consolidated (a development stage company) at December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, and the period from May 17, 1999 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skreem.com Corporation Consolidated ( a development stage company) at December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999, and the period from May 17, 1999 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.




Salt Lake City, Utah
April 13, 2001

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
        Period From May 17, 1989 (Date of Inception) To December 31, 2000

                                                                                            Unrealized
                                                                                            Gain On
                                    Common        Common     Capital In     Receivable      Securities
                                    Stock         Stock      Excess Of      On Shares       Available    Accumulated
                                    Shares        Amount     Par Value      Issued          For Sale      (Deficit)        Total
                                   --------      --------   -------------  ------------    ------------- ------------     --------

Issuance of shares of
common stock on
May 17, 1989 for
professional services
rendered at $.02                    1,200,057   $ 12,001      $ 7,999        $    -          $     -            -      $    20,000
Issuance of shares of common
  stock during 1966:
  for cash at $.33                     30,000        300        9,700             -                -            -           10,000
  for services at $.33                105,000      1,050       33,950             -                -            -           35,000
Issuance of shares of
common stock during 1998:
for professional
services at $.02                   1,315,258      13,152        8,768             -                -            -           21,920
for commitment to
provide future
capital at $.02                      270,000       2,700        1,800        (4,500)               -            -                -
Issuance of shares of
common stock during
1999 to acquire wholly
owned subsidiary at $.00           9,600,000      96,000      (86,000)            -                -            -           10,000
Issuance of common stock
during 1999 for cash at $.99       1,000,000      10,000      984,344             -                -            -          994,344
Commitment to provide
capital satisfied with
payment of expenses                        -           -            -         4,500                -            -            4,500
Issuance of shares for
services during 1999 at $1.00         25,000         250       24,750             -                -            -           25,000
Net change in unrealized
gain on securities available
for sale                                   -           -            -             -          112,500            -          112,500
Accumulated loss- period
May 17, 1989 to
December  31, 1998                                                                                        (86,920)         (86,920)
Net loss year ended
December 31, 1999                          -           -            -             -                -     (383,627)        (383,627)
                                 ------------- ------------ ------------   ----------       ----------  -----------     ------------
Balance December 31, 1999         13,545,315    $135,453   $  985,311      $      -         $112,500   $ (470,547)      $  762,717
                                 ============= ============ ============   ==========       ==========  ===========     ============


                                                                                             Unrealized
                                                                                             Gain On
                                    Common           Common    Capital In     Receivable     Securities
                                    Stock            Stock     Excess Of      On Shares      Available     Accumulated
                                    Shares           Amount    Par Value      Issued         For Sale      (Deficit)        Total
                                   ---------        --------  ------------   ------------   ------------   ------------    --------

Balance December 31, 1999          13,545,315       $135,453    $ 985,311      $    -           $112,500    $(470,547)     762,717
Issuance of common stock during 2000:
 Settle note payable and
 accrued interest at $.67             75,000             750       49,831           -                  -            -       50,581
 For prepaid legal services
 at $.30                             200,000           2,000       58,000           -                  -            -       60,000
 For services at $1.00                67,500             675       66,825           -                  -            -       67,500
Net change in unrealized
gain (Loss) on securities
available for sale                         -               -            -           -           (312,500)           -     (312,500)
Net loss year ended
December 31, 200                           -               -            -           -                  -      (75,214)     (75,214)
                                   ----------       ---------     --------     --------        ----------    ----------   ----------

Balance December 31, 2000         13,887,815       $ 138,878   $1,159,967      $    -          $(200,000)   $(545,761)    $553,084
                                  ===========       =========   ==========     ========        ==========    ==========   ==========

                     SKREEM.COM CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                December 31, 2000

                      ASSETS

CURRENT ASSETS:
  Cash                                                        $12,664
  Prepaid expenses (Note 4)                                   113,000
                                                            ----------
   Total current assets                                       125,664

MARKETABLE SECURITIES:
  Available for sale securities (Note 5)                      500,000
                                                            ----------
EQUIPMENT:
  Office equipment                                             40,761
  Accumulated depreciation                                    (10,869)
                                                            ----------
                                                               29,892
OTHER ASSETS:
  Prepaid expenses - long term (Note 4)                        57,553
  Organization costs net of amortization                          577
                                                            ----------
                                                               58,130
                                                            ----------
                                                             $713,686
                                                            ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $66,836
  Notes payable - related parties (Note 6)                     93,766
                                                            ----------
   Total current liabilities                                  160,602

STOCKHOLDERS EQUITY
  Common stock, par value $.01;
   authorized 30,000,000 shares; issued and
   outstanding 13,887,815 shares                              138,878
  Capital in excess of par                                  1,159,967
  Deficit accumulated during the
   development stage                                         (545,761)
  Unrealized loss on securities available
   for sale                                                  (200,000)
                                                            ----------
   Total stockholders' equity                                 553,084
                                                            ----------
                                                             $713,686
                                                            ==========

                      SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Years Ended December 31, 2000 and 1999 And
              May 17, 1989 (Date of Inception) to December 31, 2000

                                                                                   Inception
                                                                                      To
                                                      Dec. 31,       Dec. 31,      Dec. 31,
                                                        2000           1999         2000
                                                      --------      ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (75,214)     $ (383,627)    $ (545,761)
  Adjustment to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                       8,381           2,848        11,229
  (Increase) in accounts receivable                     6,058          (6,058)            -
  Increase (decrease)in accounts payable               43,780          23,056        66,836
  Revenue recorded in non-cash transaction           (650,000)              -      (650,000)
  Expenses paid and debts settled
   with common stock                                   68,846          34,500       180,266
  Bad debt                                             12,074               -        12,074
  Loss on exchange of notes receivable
   for prepaid rent                                    45,200               -        45,200
  Other expenses incurred in
   non cash transactions                               44,248               -        44,248
                                                   -----------      ----------    ----------
   Net cash used by operations                       (496,627)       (329,281)     (835,908)
                                                   -----------      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable                        (62,075)       (228,658)     (290,733)
  Collections on notes receivable                      78,658               -        78,658
  Purchase of marketable securities                         -         (50,000)      (50,000)
  Purchase of equipment                               (27,381)        (13,380)      (40,761)
  Increase in organization costs                            -            (936)         (936)
                                                   -----------      ----------    ----------
  Net cash (used) by
   investing activities                               (10,798)       (292,974)     (303,772)
                                                   -----------      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock for cash                                           -         999,344     1,009,344
  Loans from related parties                          143,000               -       143,000
                                                   -----------     ----------     ----------
  Net cash provided from financing activities         143,000         999,344     1,152,344
                                                   -----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH                      (364,425)        377,089        12,664
Cash, beginning                                       377,089               -             -
                                                   -----------     ----------     ----------
Cash, ending                                       $   12,664     $   377,089    $    12,664
                                                   ===========     ==========     ==========
SUPPLEMENTAL DISCLOSURES:
 Non-cash operating and financing activities:
  Non-cash sales                                   $  650,000     $         -    $  650,000
                                                   ===========     ==========     ==========
  Other non-cash operating expenses                $   89,448     $         -    $   89,448
                                                   ===========     ==========     ==========
  Issuance of common stock for expenses            $   68,846     $     9,500    $  180,266
                                                   ===========     ==========     ==========
  Issuance of common stock for note payable        $   50,000     $         -    $   50,000
                                                   ===========     ==========     ==========

                      SKREEM.COM CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            Statements of Operations
                     Years Ended December 31, 2000 and 1999
            And May 17, 1989 (Date of Inception) to December 31, 2000



                                                                  Inception
                                                                    To
                                 Dec. 31,         Dec. 31,        Dec. 31,
                                  2000              1999            2000
                                ----------       ----------     ----------

REVENUE
  Sale of software              $ 652,458        $      -      $   652,458
  Interest income                  25,910          25,035           50,945
                                 ---------        ---------      ---------
                                  678,368          25,035          703,403

EXPENSES:
  General and
   administrative                 741,791         405,814        1,228,826
  Interest                          3,597               -            3,597
  Depreciation and
   amortization                     8,193           2,848           16,741
                                 ---------        ---------      ---------
                                  753,581         408,662        1,249,164
                                 ---------        ---------      ---------
NET INCOME (LOSS)                 (75,213)       (383,627)        (545,761)

OTHER COMPREHENSIVE
 INCOME NET OF TAXES
  Unrealized gain (loss) on
   securities                    (312,500)        112,500         (200,000)
                                 ---------        ---------      ---------
COMPREHENSIVE INCOME
 (LOSS)                        $ (387,713)      $(271,127)     $  (745,761)
                                 =========        =========      =========
Net income (loss) per
 per common share              $     (.00)      $    (.03)
                                 =========        =========
Weighted average shares
 outstanding                   13,653,630      10,819,630
                               ===========     ============

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business activity
-----------------
The Company, a Delaware corporation was incorporated on May 17, 1989, and is currently in the development stage. The Company intends to acquire and develop high technology software firms, and in the sourcing and marketing of furniture and accessories to the hospitality and time share market..

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

Computer software costs
-----------------------
The  Company  expenses  research  and  development  costs  related  to  software development that has not reached technological feasibility and started production for sale. Thereafter costs are capitalized and amortized over a maximum of five years or expected life of the product, whichever is less. Computer research and development costs of $43,937 were incurred in the current period ended December 31, 2000.

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

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES  AND  BUSINESS   ACTIVITY
     (continued)

Financial instruments
---------------------
The Company estimates that the fair value of all financial instruments at December 31, 2000 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

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

Marketable securities:
---------------------
Certain equity securities are classified as available for sale as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

2.       INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At December 31, 2000 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $530,000. The NOL carryforward expires in increments beginning in 2004. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

3.       ACQUISITION OF NEVADA  SKREEM.COM CORPORATION

In April 1999 the Company, Skreem.com Corporation, a Delaware corporation ("SCD") acquired all of the outstanding stock of Skreem.com Corporation, a Nevada corporation ("SCN") through a stock for stock exchange in which the stockholders of SCN received 9,600,000 post stock split

                       SKREEM.COM CORPORATION CONSOLIDATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

3.       ACQUISITION OF NEVADA SKREEM.COM CORPORATION (continued)

common shares of the SCD in exchange for all of the stock of the SCN. Skreem.com Corporation ("SCN") was incorporated in Nevada on January 29, 1999 for the purpose of developing high technology software.

For reporting purposes, the acquisition is treated as an acquisition of the Company ("SCD") by Skreem.com Corporation of Nevada ("SCN") (reverse acquisition) and a recapitalization of SCN with its historical financial statements being combined with the Company's. No proforma statements have been included since the acquisition is considered to be a reverse acquisition.

4.       PREPAID EXPENSES

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. The Company has prepaid the rent for the two years specified in the lease agreement. Consideration for the prepayment was based on the present value of 24 months at $5,000 per month, discounted at 8% or $110,553. The Company has also prepaid $60,000 to its legal counsel, which represents an estimate of anticipated expenses for one year.

                           Prepaid rent                       $110,553
                           Prepaid legal                        60,000
                                                              --------
                                                              $170,553

                           Current                            $113,000
                                                              ========
                           Non current                          57,553
                                                              --------
                                                              $170,553
5.       MARKETABLE SECURITIES

The Company had no sales of securities classified as available for sale for the periods ended December 31, 2000. The amortized cost and estimated fair values of marketable securities are as follows as:
                                                                        Gross
                                       Amortized      Unrealized        Fair
                                        Cost           Losses           Value
                                       ---------     ----------       ----------

December 31,2000                       $ 700,000     $ 200,000        $ 500,000

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

During May 2000, the Company borrowed $50,000 from its President payable on demand at 8%.
On September 26, 2000, the Company issued 75,000 shares of its common stock in settlement of the $50,000 note including accrued interest.

The Company has borrowed additional funds from related parties payable on demand and bearing interest at 10% as follows at December 31, 2000:

                  Notes payable - President of the Company             $75,000
                  Notes payable - Market Management, a company
                  in which the President has an interest                18,000
                  Accrued interest                                         766
                                                                       --------
                                                                       $93,766
                                                                       ========
7.       COMMITMENTS

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. Minimum lease payments of $60,000 per year for 2001 and 2002 are required. The Company has prepaid this obligation (refer to note 4).

8.       SUBSEQUENT EVENTS

On January 31, 2001, the Company executed and Exchange Agreement for the acquisition of all of the issued and outstanding shares of Waterford Florida, Inc. in exchange for 7,000,000 share of the Company's common stock. Waterford Florida, Inc. is engaged in the sourcing and marketing of furniture and accessories to the hospitality and time share market. This will now become the principal business activity of the Company.

On January 31, 2001, the Company filed Articles of Amendment to its Articles of Incorporation changing its name from Skeem.com Corporation to Waterford Sterling Corporation.