Form 10QSB
period 2001-03-31
WATERFORD STERLING CORP
filed 2001-06-13
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-27929

                         WATERFORD STERLING CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                      62-1655508
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization

                200 S. Knowles Avenue, Winter Park, Florida 32790
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 622-2040
                            -------------------------
                           (Issuer's telephone number)

                             SKREEM.COM CORPORATION
               ----------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of June 10, 2001, 20, 887,815 shares of the issuer's Common Stock, $.01 par value, outstanding.

                             SKREEM.COM CORPORATION

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------

PART I -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 2001 and
                  December 31, 2000.......................................... 3

                  Statements of Operations for the Three Months
                   Ended March 31, 2001 and 2000............................. 4

                  Statements of Cash Flows for the Three Months Ended March
                  31, 2001 and 2000.......................................... 5

                  Notes to Financial Statements.............................. 6

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................10

PART II - OTHER INFORMATION..................................................11

SIGNATURES        ...........................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001

                                     ASSETS

CURRENT ASSETS:
  Cash                                                            $    10,310
  Prepaid expenses (Note 4)                                           114,142
                                                                  ------------
   Total current assets                                               124,452

MARKETABLE SECURITIES:
  Available for sale securities (Note 5)                               19,500
                                                                  ------------

EQUIPMENT:
  Office equipment                                                     40,761
  Accumulated depreciation                                         (   13,188)
                                                                  ------------
                                                                       27,573
OTHER ASSETS:
  Prepaid expenses - long term (Note 4)                                43,536
  Organization costs net of amortization                                  577
                                                                  ------------
                                                                  $   215,638
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                  $     2,137
  Accrued expenses                                                     26,620
  Notes payable - related parties (Note 6)                            189,356
                                                                  ------------
   Total current liabilities                                          218,113

STOCKHOLDERS EQUITY (Deficit):
  Common stock, par value $.01;
   authorized 30,000,0000 shares; issued
   and outstanding 20,887,815 shares                                  208,878
  Capital in excess of par                                          1,353,049
  Deficit accumulated during the
   development stage                                               (1,564,402)
                                                                  ------------
   Total stockholders' deficit                                     (    2,475)
                                                                  ------------
                                                                  $   215,638
                                                                  ============


                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATE STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
               May 17, 1989 (date of Inception) To March 31, 2001


                                                           March 31, 2001    March 31, 2000     Inception to
                                                           --------------    --------------    March 31, 2001

REVENUE
Sales of software                                              $     -                 -         $652,458
Sales of furniture                                              70,393                 -           70,393

Interest income                                                  2,152             9,465           53,097
                                                          -------------  ----------------  ---------------

                                                                72,545             9,465          775,948

COST AND EXPENSES:
Cost of furniture sold                                          58,244                 -           58,244
Selling, general & administrative                              361,110            78,080        1,589,937
Interest                                                         2,250                 -            5,847
Depreciation and amortization                                    2,319             1,485           19,060
Loss on sale of investments                                     36,762                 -           36,762
                                                          -------------  ----------------  ---------------

Total expenses                                                 460,685            79,565        1,709,850

LOSS BEFORE EXTRAORDINARY ITEM                               (388,140)          (70,100)        (933,902)

EXTRAORDINARY ITEM
Non-temporary loss on securities (Note 5)                    (630,500)                 -        (630,500)

NET LOSS                                                   (1,018,640)          (70,100)      (1,564,402)

OTHER COMPREHENSIVE INCOME
Unrealized gain or available-for-sale securities               200,000                 -                -

COMPREHENSIVE LOSS                                          $(818,640)         $(70,100)     $(1,564,402)
                                                          =============  ================  ===============

Loss per common share before extraordinary item                 $(.02)            $(.01)
Extraordinary loss per common share                              (.03)                 -
                                                          -------------  ----------------

Net loss per common share                                        (.05)             (.01)
                                                          =============  ================

Weighted average shares outstanding                         18,476,704        13,545,315
                                                          =============  ================

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATE STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
               May 17, 1989 (date of Inception) To March 31, 2001

                                                   March 31, 2001       March 31, 2000    Inception to March 2001
                                                   --------------       --------------    -----------------------

CASH FLOWS FROM OPERATING  ACTIVITIES:

Net loss
Adjustment to reconcile net loss to                $ (1,018,641)          $ (70,101)           $ (1,564,402)
net cash by operating activities:
Loss on sale of investments                               36,762                   -                  36,762
Depreciation and amortization                              2,319               1,485                  13,548
(Increase) in accounts receivable                              -             (5,005)                       -
Bad debt                                                       -                   -                  12,074
Decrease in prepaid expenses                              12,875                   -                  12,875
Increase (decrease) in accounts payable                 (40,216)            (10,060)                  26,620
Bank overdraft                                             2,137                   -                   2,137
Revenue in non-cash transaction                                -                   -               (650,000)
Non-temporary loss on securities                         630,500                   -                 630,500
Expenses paid and debts settled with common
stock                                                    263,082                   -                 443,348
Loss on exchange of notes receivable for
prepaid rent                                                   -                   -                  45,200
Other expenses incurred in non-cash
transactions                                                   -                   -                  44,248
                                               ------------------  ------------------  ----------------------

Net cash (used) by operations                          (111,182)            (83,681)               (947,090)
                                               ------------------  ------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of securities available for sale
Issuance of notes receivable                              13,238                   -                  13,238
Collections on notes receivable                                -                   -               (290,733)
Purchase of marketable securities                              -                   -                  78,658
Purchase of equipment                                          -                   -                (50,000)
Increase in organization costs                                 -            (10,291)                (40,761)
                                                               -                   -                   (936)
                                               ------------------  ------------------  ----------------------

Net cash (used) by investing activities                   13,238            (10,291)               (290,534)
                                               ------------------  ------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for
cash
Loans from related parties                                     -                   -               1,009,344
                                                          95,590                   -                 238,590
                                               ------------------  ------------------  ----------------------

Net cash provided from financing activities
                                                          95,590                   -               1,247,934
                                               ------------------  ------------------  ----------------------

NET INCREASE IN CASH                                     (2,354)            (93,972)                  10,310
Cash, beginning                                           12,664             377,089                       -
                                               ------------------  ------------------  ----------------------

Cash, ending                                            $ 10,310           $ 283,117                $ 10,310
                                               ==================  ==================  ======================

See (Note 8) for supplemental disclosures.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business activity

The Company, a Delaware corporation was incorporated on May 17, 1989, and is currently in the development stage. The Company intends to acquire and develop high technology software firms, and to engage in the sourcing and marketing of furniture and accessories to the hospitality and time share market..

In April 1999 the Company changed its name from Commerce Centers Corporation to Skreem.com Corporation and approved a reverse stock split of 3 shares of outstanding stock for 5 shares. The report has been prepared as if the stock split had occurred at inception.

In January 2001 the Company changed its name from Skreem.com Corporation to Waterford Sterling Corporation.

Accounting method

The Company's financial statements are prepared using the accrual method of accounting.

Principles of consolidation

The consolidated financial statements include the accounts of Skreem.com Corporation and Waterford Florida, Inc., both Nevada corporations. All material intercompany transactions have been eliminated.

Computer software costs

The  Company  expenses  research  and  development  costs  related  to  software development that has not reached technological feasibility and started production for sale. Thereafter costs are capitalized and amortized over a maximum of five years or expected life of the product, whichever is less.

Income (loss) per share

The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding, after the stock split.

Statement of cash flows

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Financial instruments

The Company estimates that the fair value of all financial instruments at March 31, 2001 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

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

2.   INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At March 31, 2001 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $918,140. The NOL carryforward expires in increments beginning in 2004. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

3.   ACQUISITION OF SUBSIDIARIES

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

On January 31, 2001, the Company executed and Exchange Agreement for the acquisition of all of the issued and outstanding shares of Waterford Florida, Inc. in exchange for 7,000,000 share of the Company's common stock. Waterford Florida, Inc. is currently engaged in the sourcing and marketing of furniture and accessories to the hospitality and time share market, however, at the date of acquisition it had not commenced this activity.

4.   PREPAID EXPENSES

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. The Company has prepaid the rent for the two years specified in the lease agreement. Consideration for the prepayment was based on the present value of 24 months at $5,000 per month, discounted at 8% or $110,553. The Company has also prepaid $60,000 to its legal counsel, which represents an estimate of anticipated expenses for one year. Prepaid expenses at March 31, 2001 are as follows:

                      Prepaid rent                       $ 97,678
                      Prepaid legal                        60,000
                                                          -------
                                                         $157,678
                                                          =======
                      Current                            $114,142
                      Non current                          43,536
                                                          -------
                                                         $157,678
                                                          =======

5.   MARKETABLE SECURITIES

The cost and estimated fair values of marketable securities at March 31, 2001 are as follows:

                                       Gross
                                     Unrealized               Fair
                    Cost           Gains/ (Losses)            Value
                  ------------    ----------------           ---------

                   $ 19,500          $       -                $19,500

The Company owned 650, 000 shares of Grand Slam Treasures with an original cost of $650,000 based on the market value of the stock at the date of acquisition. During the period ended March 31, 2001 Grand Slam Treasures changed its name and adopted a reverse stock split of 100 to 1 for its common shares. The approximate market value of this security at March 31, 2001 was $19,500. The Company considered this change in value to be of a non-temporary nature and accordingly recorded a loss of $630,500 during the period, thereby establishing a new cost basis of $19,500.

Proceeds from the sale of securities available for sale totaled $13,238 for the three months ended March 31, 2001, on which gross losses of $36,762 were realized.

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

The Company has borrowed additional funds from related parties payable on demand and bearing interest at 10% as follows at March 31, 2001:

              Notes  payable -  President of the Company              $125,980
              Notes payable - Market Management, a company
              in  which  the  President  has an interest                60,360
              Accrued interest                                           3,016
                                                                       -------
                                                                      $189,356
                                                                       =======
7.   GOING CONCERN

The accompany financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations from its inception. Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity and management of the Company will be required to develop a strategy which will accomplish this objective. There can be no assurance that the Company can be successful in this effort.

8.   SUPPLEMENTAL CASH FLOW DISCLOSURES


                                                                             Inception to
                                                 March 31,     March 31,      March 31,
                                                  2001           2000          2001
                                               ------------   ----------   --------------

Non-cash operating and financing activities:
Non-cash sales                                   $     -       $     -        $650,000
                                                 ========       ========     ==========
Other non-cash operating expenses                $     -       $     -        $ 89,448
                                                 ========       ========     ==========
Issuance of common stock for expenses            $263,082      $     -        $443,348
                                                 ========       ========     ==========
Issuance of common stock for note payable        $      -      $     -       $  50,000
                                                 ========       ========     ==========

9.   COMMITMENTS

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. Minimum lease payments of $60,000 per year for 2001 and 2002 are required. The Company has prepaid this obligation (refer to note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, a Delaware corporation was incorporated on May 17, 1989, and is currently in the development stage. The Company intends to acquire and develop high technology software firms, and to engage in the sourcing and marketing of furniture and accessories to the hospitality and time share market.

In April 1999, the Company changed its name from Commerce Centers Corporation to Skreem.com Corporation and approved a reverse stock split of 3 shares of outstanding stock for 5 shares. The report has been prepared as if the stock split had occurred at inception.

In January 2001, the Company changed its name from Skreem.com Corporation to Waterford Sterling Corporation

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31

         Revenues for the three months ended March 31, 2001 increased by 63,080 or 6.664% to $72,545 from $9,465 for the three months ended March 31, 2000. This increase in revenues resulted from the sale of furniture in the current quarter, a business recently acquired by the Company. This increase was partially offset by a decrease in interest income because of lower invested balances.

         With the acquisition of Waterford Florida, Inc., the Company began marketing and distributing furniture to the leisure industry. Cost of furniture sold for the three months ended March 31, 2001 totaled $58,244 producing a gross profit of $12,149 and a gross profit margin of 17.26%.

         General and administrative expenses increased by $283,030 or 362.49% to $361,110 for the three months ended March 31, 2001 from $78,080 for the corresponding period of the prior year. This increase resulted from the expenditures made by the Company in the development of its newly acquired furniture business.

         For the three months ended March 31, 2001, the Company incurred interest expense of $2,250 on notes payable to the Company's principal shareholder and to a related party corporation. The Company had no interest expense for the corresponding period of the prior year.

         Depreciation and amortization expense increased by $834 or 56.2% $2,319 for the three months ended March 31, 2001 from $1,485 for the corresponding period of the prior year. The increase in depreciation and amortization expense resulted from the increased investment in equipment and software development.

         For the three months ended March 31, 2001, the Company incurred a loss on the sale of investments of $36,762 from its sale of 36,762 from the sale of Intermost Corporation securities. There was no loss on the sale of investments for the corresponding period of the prior year.

         As a result of the foregoing, the Company's net operating loss before extraordinary items increased by $318,040 or 453.7% to $388,140 for the three months ended March 31, 2001 from $70,100 for the corresponding period of the prior year.

         For the three months ended March 31, 2001 the Company also incurred an extraordinary loss of $630,500 from a decline in the value of its holdings in Grand Slam Treasures, Inc.

         For the three months ended March 31, 2001, the Company also reported other comprehensive income of $200,000 from unrealized gain on available for sale securities. For the three months ended March 31, 2000, the Company had no extra ordinary gains or losses and no other comprehensive income.

         As a result of the foregoing, the Company's comprehensive loss increased to $818,640 for the three months ended March 31, 2001 from $70,100 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of securities in its portfolio and loss from related parties. As of March 31, 2001, the Company had a cash balance of $10,310 and working capital deficit of $93,661. This compares with cash of $283,117 and working capital of $509,841 for the corresponding period of the prior year.

         Net cash used in operating activities increased to $111,182 from $83,681 used in operations for the three months ended March 31, 2001 and 2000, respectively. The increase in cash used in operations resulted from an increase in the net operating loss which was partially offset by changes in current accounts, non-cash losses from a decline in portfolio values and expenses which were paid with common stock.

         Cash flows from investing activities for the three months ended March 31, 2001 increased to $13,238 from $10,291 each being used in investing activities for the corresponding period of the prior year. This increase resulted from the sale of securities and the absence of equipment purchases.

         Net cash provided by financing activities increased to $95,590 from $0 for the three months ended March 31, 2001 and 2000, respectively. This increase resulted from loans from related parties of any sale of shares in the current period.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None

     b.   Reports on Form 8-K

     1. February 5, 2001 - reporting the acquisition of Waterford Florida, Inc., the corporate name change and the new trading symbol.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          WATERFORD STERLING CORPORATION

                                           /s/ Jacob Nguyen
                                          -------------------------------
                                          Jacob Nguyen, Chief Executive Officer


                                           /s/ Mike Reynolds
                                          -------------------------------
                                          Mike Reynolds, Chief Financial Officer
June 12, 2001