Form 10KSB/A
period 2000-12-31
WATERFORD STERLING CORP
filed 2001-06-14
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

Balance Sheets as of December 31, 2000 and 1999                             F-2

Statements of Operations for the Years Ended
 December 31, 2000 and 1999                                                 F-3

Statements of Cash Flows for the Years Ended
 December 31, 2000 and 1999                                                 F-4

Statements of Shareholders' Equity for the Years
 Ended December 31, 2000 and 1999                                           F-5

Notes to Financial Statements                                         F-6 - F-9

Andersen Andersen & Strong, LC
Certified Public Accountants and Business Consultants
Members SEC Practice Section of the AICPA


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


/s/ Andersen Andersen & Strong, LC

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