Form 10QSB
period 2001-06-30
WATERFORD STERLING CORP
filed 2001-08-09
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-27929

                         WATERFORD STERLING CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                          62-1655508
---------------------------------           ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization

                200 S. Knowles Avenue, Winter Park, Florida 32789
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 622-2040
                           ---------------------------
                           (Issuer's telephone number)


                             SKREEM.COM CORPORATION
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 7, 2001, 20,887,815 shares of the issuer's Common Stock, $.01 par value, outstanding.

                             SKREEM.COM CORPORATION

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets as of June 30, 2001............................    3

           Statements of Operations for the Three Months
           Ended June 30, 2001 and 2000..................................    4

           Statements of Cash Flows for the Three Months Ended March
           31, 2001 and 2000.............................................    5

           Notes to Financial Statements.................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   10

PART II - OTHER INFORMATION...............................................  11

SIGNATURES        ........................................................  12

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001


                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $    5,765
  Prepaid expenses (Note 4)                                            115,233
                                                                      --------
   Total current assets                                                120,998

EQUIPMENT:
  Office equipment                                                      40,761
  Accumulated depreciation                                             (15,507)
                                                                      --------
                                                                        25,254
OTHER ASSETS:
  Prepaid expenses - long term (Note 4)                                 29,312
  Organization costs net of amortization                                   484
                                                                      --------
                                                                    $  176,048
                                                                      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                      24,960
  Notes payable - related parties (Note 6)                             278,976
                                                                      --------
   Total current liabilities                                           303,936

STOCKHOLDERS EQUITY (Deficit):
  Common stock, par value $.01;
   authorized 30,000,0000 shares; issued
   and outstanding 20,887,815 shares                                   208,878
  Capital in excess of par                                           1,353,049
  Deficit accumulated during the
   development stage                                                (1,689,815)
                                                                     ---------
   Total stockholders' deficit                                        (127,888)
                                                                     ---------
                                                                    $  176,048
                                                                     =========

                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements Of Operations
                For The Three Months Ended June 30, 2001 and 2000
                 For The Six Months Ended June 30, 2001 and 2000
              And May 17, 1989 (Date Of Inception) To June 30, 2001


                                                                                                               Inception
                                               Three Months Ended                 Six Months Ended                To
                                             June 30,       June 30,           June 30,       June 30,          June 30,
                                              2001           2000               2001           2000              2001
                                           ----------     --------------      ----------   --------------     ------------

REVENUE:
 Sales of software                        $        -        $   45,000        $       -        $   45,000     $    652,458
 Sales of furniture                            6,756              -              77,149             -               77,149
 Interest income                               1,871             7,594            4,024            17,059           54,968
                                              ------         ---------          -------          --------           -------
                                               8,627            52,594           81,173            62,059          784,575
COST AND EXPENSES:
 Cost of furniture sold                       11,828             -               70,072           -                 70,072
 Selling, general and
   administrative                            140,911           176,269          502,022           254,349        1,730,848
 Interest                                      5,920               581            8,170               581           11,767
 Depreciation and
  amortization                                 2,319             1,438            4,637             2,923           21,379
 Loss (gain) on sale of
 investments                                 (26,938)            -                9,825             -                9,824
                                             -------          --------          -------           -------        ---------
  Total expenses                             134,040           178,288          594,726           257,853        1,843,890
                                             -------          --------          -------           -------        ---------

LOSS BEFORE
 EXTRAORDINARY ITEM                         (125,413)         (125,694)        (513,553)         (195,794)      (1,059,315)
                                            ---------         ---------        ---------         ---------      -----------

EXTRAORDINARY ITEM
 Non-temporary loss
 on securities                               -                 -               (630,500)                -         (630,500)
                                            ---------         ---------        ---------         ---------       ----------
NET LOSS                                    (125,413)         (125,694)      (1,144,053)         (195,794)      (1,689,815)

OTHER COMPREHENSIVE
 INCOME
   Unrealized gain on available
     for sale securities                    -                  -                200,000                -                 -
                                           ----------        ----------      ----------         ----------      -----------
COMPREHENSIVE LOSS                         $(125,413)        $(125,694)      $ (944,053)        $(195,794)      $(1,689,815
                                           ==========        ==========      ===========        ==========      ===========

Loss per common share before
 extraordinary item                        $    (.01)        $    (.01)      $    (.03)         $    (.01)
Extraordinary loss per
 common share                                      -                 -            (.03)                 -
                                           ---------         ---------       ----------          ---------
Net less per common share                  $    (.01)        $    (.01)      $    (.06)         $     (01)
                                           =========         ---------       ----------          ---------
Weighted average
 shares outstanding                       20,887,815        13,545,315      19,688,920         13,545,315
                                          ==========        ==========      ===========        ===========


                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
               May 17, 1989 (date of inception) To June 30, 2001



                                                                                Inception
                                                                                   To
                                                     June 30,     June 30,      June 30,
                                                      2001          2000          2001
                                                   ----------    ----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(1,144,054)   $(195,795)   $(1,689,815)
  Adjustment to reconcile net loss to net cash
  used by operating activities:
  Loss on sale of investments                           9,824            -          9,824
  Depreciation and amortization                         4,731        2,923         15,960
  (Increase)in accounts receivable                          -       (5,227)             -
  Bad debt                                                  -            -         12,074
  Decrease in prepaid expenses                         26,008            -         26,008
  Increase (decrease) in accounts payable             (41,876)     (11,758)        24,960
  Revenue in non-cash transaction                           -      (45,000)       (50,000)
  Nontemporary loss on securities                     630,500            -        630,500
  Expenses paid and debts settled
   with common stock                                  263,082            -        443,348
  Loss on exchange of notes receivable
   for prepaid rent                                         -            -         45,200
  Other expenses incurred in
   non-cash transactions                                    -            -         44,248
                                                     --------      --------     ---------
Net cash (Used) by operations                        (251,785)    (254,857)    (1,087,693)
                                                     --------      --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of securities available for sale                59,676            -        59,676
  Issuance of notes receivable                              -      (40,000)     (290,733)
  Collections on notes receivable                           -       53,658        78,658
  Purchase of marketable securities                         -            -       (50,000)
  Purchase of equipment                                     -      (10,291)      (40,761)
  Increase in organization costs                            -            -          (936)
                                                     --------      --------     ---------
Net cash (used) by investing activities                59,676        3,367      (244,096)
                                                     --------      --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                      185,210       50,000     1,337,554
                                                     --------      --------     ---------
NET INCREASE IN CASH                                  (6,899)     (201,490)        5,765
Cash, beginning                                       12,664       377,089             -
                                                     --------      --------     ---------
Cash, ending                                        $  5,765     $ 175,599     $   5,765
                                                     ========      ========     =========
See (Note 8) for supplemental disclosures.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of consolidation
---------------------------
The consolidated financial statements include the accounts of Skreem.com Corporation and Waterford Florida, Inc., both Nevada corporations. All material intercompany transactions have been eliminated.

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

Financial instruments
---------------------
The Company estimates that the fair value of all financial instruments at June 30, 2001 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY (continued)

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

1.   INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At June 30, 2001 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $1,043,000. The NOL carryforward expires in increments beginning in 2004. The Company also had a net capital loss carryover of approximately $640,000. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

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

3.   PREPAID EXPENSES

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. The Company has prepaid the rent for the two years specified in the lease agreement. Consideration for the prepayment was based on the present value of 24 months at $5,000 per month, discounted at 8% or $110,553. The Company has also prepaid $60,000 to its legal counsel, which represents an estimate of anticipated expenses for one year. Prepaid expenses at June 30, 2001 are as follows:

                      Prepaid rent                        $  84,545
                      Prepaid legal                          60,000
                                                            --------
                                                          $ 144,545

                      Current                             $ 115,233
                      Non current                            29,312
                                                           --------
                                                          $ 144,545

4.   MARKETABLE SECURITIES

The Company owned 650, 000 shares of Grand Slam Treasures with an original cost of $650,000 based on the market value of the stock at the date of acquisition. During the period ended March 31, 2001 Grand Slam Treasures changed its name and adopted a reverse stock split of 100 to 1 for its common shares. The approximate market value of this security at March 31, 2001 was $19,500. The Company considered this change in value to be of a non-temporary nature and accordingly recorded a loss of $630,500, thereby establishing a new cost basis of $19,500. The Company sold the shares during May and June for $46,438 resulting in a realized gain of $26,938.

Proceeds from the sale of securities available for sale totaled $59,676 for the six months ended June 30, 2001, on which gross losses of $9,825 were realized.

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

The Company has borrowed additional funds from related parties payable on demand and bearing interest at 10% resulting in notes payable and accrued interest at June 30, 2001 as follows:

              Notes payable - Stockholder of the Company      $  119,680
              Notes payable - Market Management, a company
               in which a major stockholder has an interest      150,360

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Accrued interest                                          8,936
                                                             --------
                                                            $278,976

5.   GOING CONCERN

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

6.   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                                 Inception to
                                               June 30,            June 30,       June 30,
                                                2001                2000            2001
                                              ----------          ---------     -------------
Non-cash operating and financing
 activities:
 Non-cash sales                             $     -          $     -            $650,000
                                             ============     ==============     ========
 Other non-cash operating expenses          $     -          $     -            $ 89,448
                                             ============     ==============     ========
 Issuance of common stock for expenses      $  263,082       $     -            $443,348
                                             ============     ==============     ========
 Issuance of common stock for note payable  $      -         $     -            $ 50,000
                                             =============    ==============     ========


7.   COMMITMENTS

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. Minimum lease payments of $60,000 per year for 2001 and 2002 are required. The Company has prepaid this obligation (refer to note 4).

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three  Months  Ended June 30, 2001  Compared to the Three  Months Ended June 30,
2000

     Revenues for the three months ended June 30, 2000 decreased to $8,527 from $52,594 for the three months ended June 30, 2000. This decrease in revenues resulted from the absence of software sales in the current quarter compared to $45,000 of software sales during the corresponding quarter of the prior year and a reduction in interest income of $5,723, which were partially offset by a new source of revenues, furniture sales, which totaled $6,756.

     General and administrative expenses decreased by $35,358 to $140,911 for the three months ended June 30, 2001 from $176,269 for the corresponding period of the prior year. This decrease resulted from decrease in staff payroll.

     Interest expense increased by $5,339 to $5,920 for the three months ended June 30, 2001 from $581 for the corresponding period of the prior year. The increase in interest expense resulted from increased borrowings by the Company.

     Depreciation and amortization expense increased to $2,319 for the three months ended June 30, 2001 from $1,438 for the corresponding period of the prior year. The increase in depreciation and amortization expense resulted from increased depreciation on office equipment.

     For the three months ended June 30, 2001, the Company had a net of $26,938 on the sale of marketable securities. The Company had no gain or loss from the sale of securities in the corresponding period of the prior year.

     As a result of the foregoing, the Company's net operating loss decreased by $281 to $125,413 for the three months ended June 30, 2001 from $125,694 for the corresponding period of the prior year.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     Revenues for the six months ended June 30, 2001 increased to $81,173 from $62,059 for the six months ended June 30, 2000. This increase in revenues resulted from the initial sales of furnitures of $77,149 which was partially offset by a $45,000 reduction in the sales of software and a $13,035 reduction in the interest income.

     General and administrative expenses increased by $247,673 to $502,022 for the six months ended June 30, 2001from $254,349 for the corresponding period of the prior year. This increase resulted from entering into the furniture business and the corresponding cost of furniture samples, shipping and costs of Hong Kong operations.

     Interest expense increased by $7,589 to $8,170 for the six months ended June 30, 2001 from $581 for the corresponding period of the prior year. The increase in interest expense results from increased borrowings by the Company.

     Depreciation and amortization expense decreased by $1,714 to $4,637 for the six months ended June 30, 2001 from $2,923 for the corresponding period of the prior year. The decrease in depreciation and amortization expense resulted from decrease in software r&d and equipment purchases.

     For the six months ended June 30, 2001, the Company had a net loss of $9,825 for the sale of marketable securities. The Company had no gain or loss from the sale of marketable securities in the corresponding period of the prior year. In addition, for the six months ended June 30, 2001, the Company recorded an extraordinary loss on the write-down of its Grand Slam Treasures, Inc. shares of $630,500 and had other comprehensive income of $200,000 from unrealized gain on securities available for sale. There were no such extraordinary items on comprehensive income items for the corresponding period of the prior year.

     As a result of the foregoing, the Company's net operating loss before extraordinary items increased by $317,759 to $513,553 for the six months ended June 30, 2001 from $195,794 for the corresponding period of the prior year and to a comprehensive loss of $944,054 for the six months ended June 30, 2001.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through internally generated funds, the sale of stock and loans from its principal shareholders. As of June 30, 2001, the Company had a cash balance of $5,765 and a deficit in working capital of $182,938. This compares with cash of $175,599 and working capital of $340,585 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $251,703 for the six months ended June 30, 2001 from $254,837 for the six months ended June 30, 2000. The slight decrease in cash used in operations resulted from an increase in the net operating loss which was offset by expenses which were paid in shares, a non-cash loss resulted from a write-down of the Company's portfolio and moderate change in the Company's current accounts.

     Cash flows used in investing activities for the six months ended June 30, 2001 increased to $59,676 from $3,369 for the corresponding period of the prior year. This increase is entirely attributable to the sale of securities in the current period.

     Net cash provided by financing activities increased to $185,210 from $0 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, the Company received a loan of $185,210 from its principal shareholder. There were no loans in the corresponding period of this prior year.

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


                                             WATERFORD STERLING CORPORATION


                                            /s/ Jacob Nguyen
                                            --------------------------------
                                            Jacob Nguyen
                                            President Secretary / Treasurer



August 9, 2001