Form 10QSB
period 2001-09-30
WATERFORD STERLING CORP
filed 2001-11-13
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                         Commission File Number 0-27929

                         WATERFORD STERLING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                          62-1655508
-------------------------------              -----------------------------------
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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         As of November 10, 2001, 20,887,815 shares of Common Stock of the issuer were outstanding.

                             SKREEM.COM CORPORATION
                                   FORM 10-QSB

                                      INDEX
                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 .............. 3

          Consolidated Statements of Operations-for the three months and nine months ended September 30, 2001 and 2000 and from inception to September 2001........................................ 4

          Consolidated Statements of Cash Flows- for the nine months ended September 30, 2001 and 2000 and from inception to September
          30, 2001........................................................... 5

          Notes to Consolidated Financial Statements......................... 6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations..........10

                         WATERFORD STERLING CORPORATION
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001

                                     ASSETS

CURRENT ASSETS:
  Cash                                                            $     4,243
  Prepaid expenses (Note 4)                                           116,345
                                                                    ----------
   Total current assets                                               120,588

EQUIPMENT:
  Office equipment                                                     40,761
  Accumulated depreciation                                            (17,825)
                                                                    ----------
                                                                       22,936
OTHER ASSETS:
  Prepaid expenses - long term (Note 4)                                14,802
  Organization costs net of amortization                                  437
                                                                    ----------
                                                                  $   158,763
                                                                    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                     13,703
  Notes payable - related parties (Note 6)                            339,467
                                                                    ----------
   Total current liabilities                                          353,170

STOCKHOLDERS EQUITY (Deficit):
  Common stock, par value $.01;
   authorized 30,000,0000 shares; issued
   and outstanding 20,887,815 shares                                  208,878
  Capital in excess of par                                          1,353,049
  Deficit accumulated during the
   development stage                                               (1,756,334)
                                                                   ----------
   Total stockholders' deficit                                       (194,407)
                                                                   ----------
                                                                  $   158,763
                                                                   ==========

                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements Of Operations
             For The Three Months Ended September 30, 2001 and 2000
              For The Nine Months Ended September 30, 2001 and 2000
           And May 17, 1989 (Date Of Inception) To September 30, 2001


                                                                                                      Inception
                                           Three Months Ended              Nine Months Ended             To
                                       Sept. 30,      Sept. 30,        Sept. 30,       Sept. 30,      Sept. 30,
                                         2001           2000             2001             2000          2001
                                     ----------------------------     ----------      ----------     -----------
REVENUE:
 Sales of software                   $       -     $  606,234       $       -        $  651,234      $  652,458
 Sales of furniture                        221              -          77,370                 -          77,370
 Interest income                         1,922          6,098           5,946            23,157          56,890
                                     -----------    -----------     -----------       ----------      -----------
                                         2,143        612,332          83,316           674,391          786,718
COST AND EXPENSES:
 Cost of furniture sold                      -              -          70,072                 -           70,072
 Selling, general and
   administrative                       60,551        138,821         562,574           393,170        1,791,399
 Interest                                5,791              -          13,961               581           17,558
 Depreciation and
  amortization                           2,319          1,630           6,956             4,553           23,698
 Loss (gain) on sale of
 investments                                 -              -           9,825                 -            9,825
                                    ------------    -----------    ------------       ----------       ----------
  Total expenses                        68,661        140,451         663,388           398,304        1,912,552
                                    ------------    -----------    ------------       ----------       ----------

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                    (66,518)       471,881        (580,072)          276,087       (1,125,834)
                                    ------------    -----------    ------------       ----------       ----------

EXTRAORDINARY ITEM
 Non-temporary loss
 on securities                               -              -        (630,500)               -          (630,500)
                                    ------------    -----------    ------------     ------------      ------------
NET INCOME (LOSS)                     ( 66,518)       471,881      (1,210,572)         276,087        (1,756,334)

OTHER COMPREHENSIVE
 INCOME
   Unrealized gain on available
     for sale securities                     -        211,265         200,000          173,765                 -
                                    ------------    -----------    ------------     ------------      ------------
COMPREHENSIVE
INCOME (LOSS)                        $( 66,518)     $ 683,146     $(1,010,572)       $ 449,852       $(1,756,334)
                                    ============    ===========    ============     ============       ===========
Income (loss) per common share
 before extraordinary item           $       -      $     .03     $      (.03)       $    (.03)
Extraordinary loss per
 common share                                -              -            (.03)               -
                                    ------------    -----------    ------------    -------------
Net income ( loss)
 per common share                    $       -      $     .03     $      (.06)       $     (03)
                                    ============    ===========    ============    =============
Weighted average
 shares outstanding                 20,887,815       13,545,315      20,092,943       13,679,987
                                    ============    ===========    ============    =============

                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 2001 and 2000
             May 17, 1989 (date of Inception) To September 30, 2001

                                                                            Inception
                                                                               To
                                                 Sept. 30,      Sept. 30,   Sept. 30,
                                                    2001          2000        2001
                                                ----------     -----------  ----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(1,210,572)     $ 276,087   $(1,756,334)
  Adjustment to reconcile net loss to
  net cash used by operating activities:
  Loss on sale of investments                       9,824             -          9,824
  Depreciation and amortization                     7,096         4,553         18,325
  (Increase)in accounts receivable                     -         (8,615)             -
  Bad debt                                             -              -         12,074
  Decrease in prepaid expenses                    39,406              -         39,406
  Increase (decrease) in accounts payable        (53,134)         1,215         13,703
  Revenue in non-cash transaction                      -       (650,000)      (650,000)
  Nontemporary loss on securities                630,500              -        630,500
  Expenses paid and debts settled
   with common stock                             263,082              -        443,348
  Loss on exchange of notes receivable
   for prepaid rent                                    -              -         45,200
  Other expenses incurred in
   non-cash transactions                               -              -         44,248
                                                ----------      --------      --------
Net cash (Used) by operations                   (313,798)      (376,760)    (1,149,706)
                                                ----------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of securities available for sale           59,676              -         59,676
  Issuance of notes receivable                         -        (62,075)      (290,733)
  Collections on notes receivable                      -         78,658         78,658
  Purchase of marketable securities                    -              -        (50,000)
  Purchase of equipment                                -        (13,359)       (40,761)
  Increase in organization costs                       -              -           (936)
                                                ----------      --------      --------
Net cash provided (used)
  by investing activities                         59,676          3,224       (244,096)
                                                ----------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock for cash                                      -              -      1,009,344
  Loans from related parties                     245,701         50,000        388,701
                                                ----------      --------      --------
Net cash provided from
  financing activities                           245,701         50,000      1,398,045
                                                ----------      --------      --------
NET INCREASE IN CASH                              (8,421)      (323,536)         4,243
Cash, beginning                                   12,664        377,089              -
                                                ----------      --------       --------
Cash, ending                                   $   4,243      $  53,553     $    4,243
                                                ==========      ========       ========

See (Note 8) for supplemental disclosures.

                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


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

Financial instruments

The Company estimates that the fair value of all financial instruments at September 30, 2001 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

Dividend policy

The Company has not yet adopted a policy regarding payment of dividends.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


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

1.       INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At September 30, 2001 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $1,109,500. The NOL carryforward expires in increments beginning in 2004. The Company also had a net capital loss carryover of approximately $640,000. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

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

3.       PREPAID EXPENSES

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. The Company has prepaid the rent for the two years specified in the lease agreement. Consideration for the prepayment was based on the present value of 24 months at $5,000 per month, discounted at 8% or $110,553. The Company has also prepaid $60,000 to its legal counsel, which represents an estimate of anticipated expenses for one year. Prepaid expenses at September 30, 2001 are as follows:

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

                           Prepaid rent                  $ 71,147
                           Prepaid legal                   60,000
                                                         --------
                                                         $131,147

                               Current                   $116,345
                           Non current                     14,802
                                                         --------
                                                         $131,147

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

Proceeds from the sale of securities available for sale totaled $59,676 for the nine months ended September 30, 2001, on which gross losses of $9,825 were realized.

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

The Company has borrowed additional funds from related parties payable on demand and bearing interest at 8% and 10% resulting in notes payable and accrued interest at September 30, 2001 as follows:

                  Notes payable - Stockholder of the Company           $121,680
                  Notes payable - Market Management, a company
                   in which a major stockholder has an interest         203,360
                  Accrued interest                                       14,427
                                                                       --------
                                                                       $339,467
7.       GOING CONCERN

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

8.   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                    Inception to
                                              Sept. 30,   Sept. 30,    Sept. 30,
                                               2001         2000         2001
                                              ---------   ---------- -----------
Non-cash operating and financing activities:
 Non-cash sales                               $      -    $  650,000   $650,000
                                              =========    =========   =========
 Other non-cash operating expenses            $      -    $        -   $ 89,448
                                              =========    =========   =========
 Issuance of common stock for expenses        $263,082    $        -   $443,348
                                              =========    =========   =========
 Issuance of common stock for note payable    $      -    $   50,000   $ 50,000
                                              =========    =========   =========

9.       COMMITMENTS

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. Minimum lease payments of $60,000 per year for 2001 and 2002 are required. The Company has prepaid this obligation (refer to note 4).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in a Company's filings with the Securities and Exchange Commission in general economic conditions and changes in the assumptions used in making such forward looking statements.

Material Changes in Results of Operations
Three Months Ended Sep 30, 2001 Compared to the Three Months Ended Sep 30, 2000

         Revenues for the three months ended September 30, 2001 decreased to $2,143 from $612,332 for the three months ended September 30, 2000. This decrease resulted from lack of software sales which totalled $606,234 for the three months ended September 30, 2000 compared to $0 for the corresponding period of the current year. In addition, the company reported interest income of $1,922 for the three months ended September 30, 2001, a decrease of $4,176 from the interest income of $6,098 from the corresponding period of 2000.

         General and administrative expenses decreased by $78,270 or 56.4% to $60,551 for the three months ended September 30, 2001 from $138,821 for the corresponding period of the prior year. This decrease resulted from a reduction in expenditures made by the Company in the development of its software products.

         For the three months ended September 30, 2001, the Company incurred interest expenses of $5,791 on funds borrowed from its principal shareholder. The Company incurred no interest expense for the corresponding period of the prior year.

         Depreciation and amortization expense increased by $689 or 42.3% to $2,319 for the three months ended September 30, 2001 from $1,630 for the corresponding period of the prior year. The increase in depreciation and amortization expense resulted from increased amortization expenses related to software.

         As a result of the foregoing, the Company incurred a net operating loss of $66,518 the three months ended September 30, 2001. For the corresponding period of the prior year, the Company had income before extraordinary items of $471,881.

         For the three months ended September 30, 2001, the Company reported other comprehensive income, net of taxes, of $211,265. There was no comprehensive income for the corresponding period of the current year. Because of the foregoing, the Company reported comprehensive income of $683,146 for the three months ended September 30, 2000 compared to a loss of $66,518 for the corresponding three months of the current year.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

         Revenues for the nine months ended September 30, 2001 decreased by $591,075 to $83,316 from $674,391 for the nine months ended September 30, 2000. This increase in revenues resulted from a decrease in the sale of software of $651,234 and interest of $17,211 which was partially offsetr by $77,370 of furniture sales. The cost of goods sold on such furniture was $70,072, producing a gross margin of 9.43%.

         General and administrative expenses increased by $169,404 or 43.1% to $562,574 for the nine months ended September 30, 2001 from $393,170 for the corresponding period of the prior year. This increase resulted from development costs of getting the U.S. and Hong Kong offices ready to take furniture orders. The Company also incurred interest expenses of $13,961 for the nine months ended September 30, 2001 compared to interest expense of $581 for the corresponding period of the prior year.

         Depreciation and amortization expense increased by $2,403 or 52.8% to $6,956 for the nine months ended September 30, 2001 from $4,553 for the corresponding period of the prior year. The increase in depreciation and amortization expense resulted from increased amortization of the Company's software.

         For the nine months ended September 30, 2001, the Company also incurred a loss of $9,825 from the sale of certain investments. There was no such loss for the corresponding period of the prior year.

         As a result of the foregoing, the Company incurred a net operating loss of $580,072 for the nine months ended September 30, 2001. This compares with operating income of $276,087.

         The Company incurred a loss of $630,500 for the nine months ended September 30, 2001 from the non-temporary loss on securities. There was no such loss during the corresponding period of the prior year.

         In addition, the Company reported other comprehensive income, net of taxes, of $200,000 from unrealized gain on securities for the nine months ended September 30, 2001 compared to$173,765 for the nine months ended September 30, 2000. As a result of the foregoing, the Company incurred a comprehensive loss of $1,010,572 for the nine months ended September 30, 2001 compared to comprehensive income of $449,852 for the nine months ended September 30, 2000.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has funded its operations and met its capital requirements through the sale of stock. As of September 30, 2000, the Company had a cash balance of $4,243 and a working capital deficit of $232,582.

         Net cash used in operating activities decreased to $313,798 for the nine months ended September 30, 2001 from $376,760 for the nine months ended September 30, 2000. The decrease in cash used in operations principally resulted from non-cash transactions of $630,500 from the non-temporary loss from securitres and the $263,082 of expenses paid with common stock which was partially offset by the increased loss in the current years.

         Cash flows used in investing activities for the nine months ended September 30, 2000 increased to $59,676 from $3,224 increase in investing activities for the prior years. This increase resulted entirely from the sale of securities available for sale in the current year.

         Net cash provided by financing activities increased to $245,701 from $50,000 for the nine months ended September 30, 2001 and 2000, respectively. The entire amount of proceeds for both periods come from loans from related parties.

         The Company has experienced an operating loss since inception, but was profitable for both the three months and nine months ended September 30, 2000. However, the Company will require substantial funds to continue in business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

                                   SIGNATURES

                 In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WATERFORD STERLING CORPORATION


Date: November 13, 2001               By:/s/ Jacob Nugyen
                                          --------------------------------------
                                          Jacob Nugyen
                                          President and Chief Executive Officer


Date: November 13, 2001               By:/s/ Michael J. Reynolds
                                          --------------------------------------
                                          Michael J. Reynolds
                                          Treasurer and Chief Financial Officer