Form 10KSB
period 2001-12-31
WATERFORD STERLING CORP
filed 2002-04-01
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-27929

                         WATERFORD STERLING CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                        62-1655508
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                200 S. Knowles Avenue, Winter Park, Florida 32790
                --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 407-622-2040

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
              None                                      None


Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                        ---------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $84,650.

         As of March 31, 2001, 20,887,815 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $466,612.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Transitional Small Business Disclosure Format:       Yes         No  X
                                                            ----       ------

                                TABLE OF CONTENTS

                                                                            Page

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                                      3
         ITEM 2.  DESCRIPTION OF PROPERTIES                                    4
         ITEM 3.  LEGAL PROCEEDINGS                                            4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                          4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                                  4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                         5
         ITEM 7.  FINANCIAL STATEMENTS                                         6
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                       6

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT                            6
         ITEM 10. EXECUTIVE COMPENSATION                                       6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                        7
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               8
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K                             8

                  SIGNATURES                                                   9

                  FINANCIAL STATEMENTS                                       F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

     Waterford Sterling Corporation, a Delaware corporation, (the "Company") changed its name from Skreem.com Corporation on January 25, 2001. Skreem.com Corporation was formerly Commerce Centers Corporation which was formed in May 1989 but did not have any operations until it acquired Skreem.com Corporation, a Nevada corporation ("Skreem") in March 1999. Upon the acquisition of Skreem, the Company changed its name from Commerce Centers Corporation to "Skreem.com Corporation". The Company acquired all of Skreem's issued and outstanding shares of common stock making Skreem a wholly-owned subsidiary of the Company. On January 25, 2001, Skreem.com Corporation changed its name to Waterford Sterling Corporation. On January 31, 2001, Waterford Sterling acquired all of the issued and outstanding shares of Waterford Florida, Inc. (formerly Waterford Sterling Corporation) making Waterford Florida a wholly-owned subsidiary of the Company. Because of the soft economy and the events of September 11, 2001, the business of Waterford Florida has been discontinued.

     Skreem was formed in 1999 to develop and market computer and Internet related software. In February 1999, Skreem acquired R&R Marketing Group, Inc. which had the rights to a series of computer software known as Skreem System Acceleration. The Skreem software attempts to accelerate the speed of a computer in relation to various computer programs' operating abilities. The initial concept was aimed at allowing individuals to purchase this software to accelerate a computer's operating speeds. The software was designed to be flexible and work with any computer that is a 486DX or superior and runs either the Windows 95 or 98 operating systems. Skreem began marketing its software in 1999 and is generating revenues from the sale of such software. Previously, the efforts of R&R Marketing Group, Inc. the prior owners of the software, were on the development of the software and not on its commercialization. However, because of the decline in information technology budgets and the show sales of the software, the Company shut down the software business in 2001.

     The Company has had limited success in exploiting the Skreem software. In 1999, the Company raised over $999,000 through the sale of shares of its common stock in a private placement in an effort to fund the development and marketing of the "Skreem System Acceleration". These funds were used to complete Beta versions of its products and commence marketing efforts.

     In June 2000, KeyLabs, Inc., the largest independent software testing company in the United States, tested the Company's Skreem Fast! computer acceleration software and determined that the software makes computers clock in up to 300% faster on many every day personal computer operations. In July 2000, the Company launched its first consumer software title, Skreem Fast! Skreem Fast! is an acceleration software that can boost the amount of freed RAM, decrease RAM usage and increase read speeds. In July 2000, the Company completed an Internet consulting contract with Grand Slam Treasures, Inc. whereby the Company received 150,000 restricted shares of Grand Slam Treasures, Inc. In August 2000, the Company entered into a consulting agreement with Grand Slam Treasures, Inc. whereby the Company received 500,000 restricted shares of Grand Slam Treasures, Inc. In September 2000, the Company launched its second consumer software title, Skreem Net Jet. The Skreem Net Jet software allows users of any Windows 95/98 PC to surf the web up to 400% faster.

      In July 2000, the Company had entered into an acquisition agreement to acquire 100% of Imperial Furnishings Corporation, including all rights, titles and contracts in progress in return for 500,000 shares of Company common stock. In July 2000, the Company had also entered into an acquisition agreement to purchase Satlink Telcom, Inc., an Internet and long-distance dialing company, for 100,000 shares of Company common stock. In December 2000, the Company unwound its acquisition of both Imperial Furnishings Corporation and SatlinkTelecom, Inc. and returned the 600,000 shares issued for such acquisitions to the Company's treasury.

     Upon the Company's acquisition of Waterford Florida in January 2001, the Company's principal operating business became the sourcing and marketing of furniture and accessories to the hospitality and fine store markets. However, because of a sharp drop in orders, this business became unprofitable and was subsequently discontinued. At present, the Company has no operating business.

Employees

     The Company has one employee.  (See "Directors and Executive Officers.")

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company does not own any real property. The Company's principal executive offices are located at 200 S. Knowles Avenue, Winter Park, Florida 32789. These offices are provided, rent free, by the Company's principal shareholder Thomas Tedrow. The Company believes that the above facilities are adequate for the foreseeable needs of the Company.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any pending or threatened litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 2001. During the first quarter of 2001, a majority of the stockholder interest consented to changing the Company's name to Waterford Sterling Corporation.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

       The Company's common stock trades on the over-the-counter market on the National Association of Securities Dealers OTC Bulletin Board under the symbol "WTFD." The following table sets forth the high and low bid and asked sales priced for the periods indicated.

                                       Bid Price
Calendar Year 2001                    High      Low
                                  ---------------------

         Fourth Quarter            $0.1300      $0.0500
         Third Quarter              0.3090       0.1600
         Second Quarter             0.3100       0.1300
         First Quarter              0.5310       0.2500

Calendar Year 2000

         Fourth Quarter             0.9100      0.40625
         Third Quarter              03.125      0.81250
         Second Quarter             3.4375       1.4375
         First Quarter                   -            -

     The  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
mark-down or commission and may not represent actual transactions. At March 31, 2002, the bid price of the Common Stock was $.09.

Record Holders

     As of March 31, 2001, there were approximately 126 record holders of the Company's common stock.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Revenues decreased by $593,718 or 87.5% from $678,368 for the year ended December 31, 2000 to $84,650 for the year ended December 31, 2000. The decrease in revenues was principally due to the absence of software sales in the current year and a decline in interest income which was partially offset by sales of furniture in the current year, which after costs of furniture sales netted $7,298.

General and Administrative Expenses. General and administrative expenses increased by $18,015 or .02% from $741,791 for the year ended December 31, 2000 to $759,806 for the year ended December 31, 2001. The increase in general and administrative expenses resulted from general increase in prices, although less than the inflation rate.

Depreciation and Amortization. Depreciation and amortization expense decreased by $918 or 11.2% from $8,193 for the year ended December 31, 2000 to $7,275 for the year ended December 31, 2001. This decrease resulted from fewer assets being depreciated.

Loss on Sale of Investment. The Company incurred a $9,825 loss on the sale of securities during the year ended December 31, 2001. It had no gain or loss from the sale of securities for the prior year.

Extraordinary Item. For the year-ended December 31, 2001, the Company recorded a non temporary loss of $650,500 from its holdings of Grand Slam Treasures, Inc. (now Asconi Corporation) common stock, writing down the value of the securities from $650,000 to $19,500 following a 1:100 reverse split. There was no extraordinary item for the year ended December 31, 2000.

Other Comprehensive Income. Other comprehensive income increased by $512,000 from a loss of $312,000 for the year ended December 31, 2000 to $200,000 for the year ended December 31, 2001. This increase is attributable to an increase in the Company's stock portfolio during the current year.

Comprehensive Loss. As a result of the foregoing, the Company incurred a net comprehensive loss of $1,214,570 for the year ended December 31, 2001, compared to a comprehensive loss of $387,713 for the year ended December 31, 2000. The Company's loss before extraordinary items and comprehensive losses/income was $784,070 for the year ended December 31, 2001 compared to $75,213 for the year-ended December 31, 2000.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations and met its capital requirements through the sale of stock and loans from shareholders. At December 31, 2001, the Company had a deficit in working capital of $419,412 and a cash balance of $18,192. This compares to a working capital deficit of $34,938 and a cash balance of $12,664 at December 31, 2000.

     Cash used by operating activities was $441,042 for the year ended December 31, 2001 compared to $496,627 for the year ended December 31, 2000. This consisted of the Company's net operating loss of $1,414,570 and a decrease in accounts payable of $52,413 where partially offset by depreciation and amortization of $9,462, loss on sale of investments of $9,824, a decrease in prepaid expenses of $113,074 the non-temporary loss on securities of $630,500 and the payment of $263,082 of expenses with shares of the Company's common stock.

     Cash flows from investing activities, totaled $59,676 for the year ended December 31, 2001 compared to $10,798 used in inventory activities for the year ended December 31, 2000. This consisted in its entirety of the sale of securities available for sale.

     Cash flows from financing activities totaled $386,894 for the year ended December 31, 2001, compared to $143,000 for the year ended December 31, 2000, all of which came from loans from shareholders.

     The Company has insufficient capital resources to meet its operating needs for the next twelve months. Unless the Company is able to merge with or acquire a profitable operating business, or unless it is able to sell shares or obtain loans from its shareholders, the Company will be unable to continue as an operating entity.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information Regarding Present Directors and Executive Officers

     The names of the Company's executive officers and directors and the positions held by them are set forth below:

Name           Age      Title                                    Director Since
----           ---      -----                                    --------------
Jacob Nguyen   28       President, Secretary/Treasurer           1999

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

     Jacob Nguyen is a managing director of Market Management International, Inc., an investment research firm. Mr. Nguyen heads a team of analysts and writers that researches companies from around the world. Previously, he was vice president of Waterford Sterling, Inc., an international public relations firm that created media campaigns and advertising for multinational corporations. Mr. Nguyen has a bachelor's degree in International Economics.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of the Company's last completed fiscal year):

Summary Compensation Table



                           Annual Compensation                            Long Term Compensation

                                                          Awards           Restricted                 Payouts
                                                          ------                                      -------
 Name and Principal                      Other Annual     Stock      Options   LTIP         All other
 Position              Year  Salary    Bonus($)    Compensation     Awards     / SARS    Payout    compensation
 ------------------    ----  ------    --------   ---------------  --------   ---------  -------   -------------


Jacob Nguyen          2001     0         0           0                 0          0         0              0
President & CEO

                      2000     0         0           0                 0          0         0              0


Options /SAR Grants in Last Fiscal Year

         The Company has never granted options or stock appreciation rights.

Bonuses and Deferred Compensation

         None

Compensation Pursuant to Plans

         The Company does not have any compensation or option plans.

Pension Plans

         Not applicable

Other Compensation

         None

         Directors receive no compensation except for reimbursement for expenses associated with attending director meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock, par value $0.01, held by each person who is believed to be the beneficial owner of 5% or more of the shares of the Company's common stock outstanding at March 31, 2001, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.


 Title of Class     Name and Address of       Amount and Nature of    Percent of
                    Beneficial Owner          Beneficial Ownership     Class
 ---------------    --------------------      --------------------    ----------
Principal Shareholders

Common             Thomas Tedrow
                   200 S. Knowles Avenue
                   Winter Park, Florida 32789       14,359,000          68.743%

Common             Jeff Martin
                   179 Fairview Point Circle
                   Orlando, Florida 32790            1,163,236           5.569%

Common             Jacob Nguyen
                   200 S. Knowles Avenue
                   Winter Park, Florida 32789          181,000            .886%

All officers and Directors, and as a Group
(1 Person)                                             181,000            .886%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The shares issued pursuant to the Waterford Florida,  Inc.  acquisition
agreement  were  issued  to  four  individuals  who  collectively   represent  a
controlling interest of the Company.

         During May 2000, the Company borrowed $50,000 from its President payable on demand at 8%.

         On September 26, 2000, the Company issued 75,000 shares of its common stock in settlement of the $50,000 note including accrued interest.

         The  Company  has  borrowed   additional  funds  from  related  parties
resulting in 8% demand notes secured by the Company's assets and treasury securities as follows at December 31, 2001:

            Notes payable - Stockholder of the Company             $150,955
            Notes payable - Market Management International,
            (a company is which a major stockholder has
            an interest.)                                           329,705
                                                                    -------
                                                                   $480,660
                                                                    =======

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

                                                   By: /s/ Jacob Nguyen
                                                      --------------------------
                                                       Jacob Nguyen
                                                       Chief Executive Officer

Dated: April 1, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                          Title                               Date
    ------                        -------                             -------
                       President, Secretary, Treasurer, Director   April 1, 2002
/s/ Jacob Nguyen
--------------------
Jacob Nguyen

                         WATERFORD STERLING CORPORATION

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                          ------

Report of Independent Public Accountants

Balance Sheets as of December 31, 2001 and 2000                            F-2

Statements of Operations for the Years Ended
 December 31, 2001 and 2000                                                F-3

Statements of Cash Flows for the Years Ended
 December 31, 2001 and 2000                                                F-4

Statements of Shareholders' Equity for the Years
 Ended December 31, 2001 and 2000                                          F-5

Notes to Financial Statements                                        F-6 - F-9


ANDERSEN ANDERSEN & STRONG, L.C.                              941 East 3300 South, Suite 202
--------------------------------                                  Salt Lake City, Utah 84106
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA


                                                                     Telephone 801 486-0096
                                                                     Fax 801 486-0098


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Audit Committee of the
Board of Directors of
Waterford Sterling Corporation
Winter Park, Florida

We have audited the accompanying consolidated balance sheet of Waterford Sterling Corporation (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, the period from May 17, 1989 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waterford Sterling Corporation (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from May 17, 1989 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring operating losses from its inception and has very limited working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 6, 2002
Salt Lake City, Utah

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001



                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $    18,192
  Prepaid expense (Note 4)                                               57,479
                                                                    ------------
   Total current assets                                                  75,671

EQUIPMENT:
  Office equipment                                                       40,761
  Accumulated depreciation                                              (20,144)
                                                                    ------------
                                                                         20,617
OTHER ASSETS:
  Organization costs net of amortization                                    390
                                                                    ------------
                                                                    $    96,678
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                  $    14,423
  Notes payable - related parties (Note 6)                              480,660
                                                                    ------------
   Total current liabilities                                            495,083

STOCKHOLDERS EQUITY (Deficit):
  Common stock, par value $.01;
   authorized 30,000,0000 shares; issued
   and outstanding 20,887,815 shares                                    208,878
  Capital in excess of par                                            1,353,049
  Deficit accumulated during the
   development stage                                                 (1,960,332)
                                                                    ------------
   Total stockholders' deficit                                         (398,405)
                                                                    ------------
                                                                    $    96,678
                                                                    ============

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000
            And May 17, 1989 (Date of Inception) to December 31, 2001


                                                                             Inception
                                                                                 To
                                       December 31,        December 31,      December 31,
                                          2001                 2000             2001
                                      --------------     -------------     ---------------

REVENUE:
 Sales of software                      $      -           $ 652,458         $  652,458
 Sales of furniture                       77,370                   -             77,370
 Interest income                           7,280              25,910             58,225
                                        ---------          ----------        -----------
                                          84,650             678,368            788,053
COST AND EXPENSES:
 Cost of furniture sold                   70,072                   -             70,072
 Selling, general and
   administrative                        759,806             741,791          1,988,632
Interest                                  21,742               3,597             25,339
Depreciation and
 amortization                              7,275               8,193             24,016
Loss on sale of
 investments                               9,825                   -              9,825
                                        ---------          ----------        -----------
   Total expenses                        868,720             753,581          2,117,884
LOSS BEFORE
 EXTRAORDINARY ITEM
                                        (784,070)            (75,213)        (1,329,831)
                                        ---------          ----------        -----------
EXTRAORDINARY ITEM
 Non-temporary loss on
   securities                           (630,500)                  -           (630,500)
                                        ---------          ----------        -----------
NET LOSS                              (1,414,570)            (75,213)        (1,960,331)

COMPREHENSIVE
 LOSS
   Unrealized gain (loss) on
     available for sale securities       200,000            (312,000)                 -
                                        ---------          ----------        -----------
COMPREHENSIVE
 LOSS                               $ (1,214,570)          $(387,713)       $(1,960,331)
                                       ==========          ==========        ===========
Loss per common share
 before extraordinary item          $       (.04)          $    (.01)
Extraordinary loss per
 common share                               (.03)                  -
                                       ---------          ----------
Net loss per common share           $       (.07)          $    (.01)
                                       =========          ==========
Weighted average shares
 outstanding                          20,293,294          13,653,630
                                      ==========          ==========

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000
              May 17, 1989 (Date of Inception) To December 31, 2001

                                                                                   Inception
                                                                                      To
                                               Dec. 31,          Dec. 31,          Dec. 31,
                                                 2001              2000              2001
                                              ----------        ----------        -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(1,414,571)      $  (75,214)       $(1,960,333)
  Adjustment to reconcile net loss to
  net cash used by operating activities:
  Loss on sale of investments                      9,824                -              9,824
  Depreciation and amortization                    9,462            8,381             20,691
  (Increase)in accounts receivable                     -            6,058                  -
  Bad debt                                             -           12,074             12,074
  Decrease in prepaid expenses                   113,074                -            113,074
  Increase (decrease) in accounts payable        (52,413)          43,780             14,424
  Revenue in non-cash transaction                      -         (650,000)          (650,000)
  Nontemporary loss on securities                630,500                -            630,500
  Expenses paid and debts settled
   with common stock                             263,082           68,846            443,348
  Loss on exchange of notes receivable
   for prepaid rent                                    -           45,200             45,200
  Other expenses incurred in
   non-cash transactions                               -           44,248             44,248
                                               -----------      -----------       -----------
Net cash (Used) by operations                   (441,042)        (496,627)        (1,276,950)
                                               -----------      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of securities available for sale           59,676                -             59,676
  Issuance of notes receivable                         -          (62,075)          (290,733)
  Collections on notes receivable                      -           78,658             78,658
  Purchase of marketable securities                    -                -            (50,000)
  Purchase of equipment                                -          (27,381)           (40,761)
  Increase in organization costs                       -                -               (936)
                                               -----------      -----------       -----------
Net cash provided (used)
  by investing activities                         59,676          (10,798)          (244,096)
                                               -----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock for cash                                      -                -          1,009,344
  Loans from related parties                     386,894          143,000            529,894
                                               -----------      -----------       -----------
Net cash provided from
  financing activities                           386,894          143,000          1,539,238
                                               -----------      -----------       -----------
NET INCREASE IN CASH                               5,528         (364,425)            18,192
Cash, beginning                                   12,664          377,089                  -
                                               -----------      -----------       -----------
Cash, ending                                   $  18,192       $   12,664        $    18,192
                                               ===========      ===========       ===========

See (Note 8) for supplemental disclosures.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
        Period From May 17, 1989 (Date of Inception) To December 31, 2001


                                                                                         Unrealized
                                    Common       Common      Capital In    Receivable     Gain On
                                    Stock        Stock       Excess Of     On Shares      Securities
                                                                                          Available         Accumulated
                                    Shares       Amount      Par Value     Issued         For Sale           (Deficit)      Total
                                   --------     --------    ------------  ------------   ------------      -------------   -------

Issuance of shares
of common stock on
May 17, 1989 for
professional services
rendered at $.02                 1,200,057     $ 12,001     $  7,999      $       -       $       -              -       $   20,000
Issuance of shares of
common stock during 1966:
  for cash at $.33                  30,000          300        9,700              -               -              -           10,000
  for services at $.33             105,000        1,050       33,950              -               -              -           35,000
Issuance of shares of
common stock during 1998:
for professional
services at $.02                 1,315,258       13,152        8,768              -               -              -           21,920
for commitment to
provide future
capital at $.02                    270,000        2,700        1,800         (4,500)              -              -                -
Issuance of shares of
common stock during
1999 to acquire wholly
owned subsidiary at $.00         9,600,000       96,000      (86,000)             -               -              -           10,000
Issuance of common stock
during 1999 for cash at $.99     1,000,000       10,000      984,344              -               -              -          994,344
Commitment to provide
capital satisfied with
payment of expenses                      -            -            -          4,500               -              -            4,500
Issuance of shares for
services during 1999 at $1.00       25,000          250       24,750              -               -              -           25,000
Net change in unrealized
gain on securities available
for sale                                 -            -           -               -         112,500              -          112,500
Accumulated loss- period
May 17, 1989 to
December 31, 1999                        -            -           -               -               -       (470,547)        (470,547)
                               -------------   ----------  ------------   -----------      ------------ ------------     -----------

Balance December 31, 1999       13,545,315     $135,453    $985,311        $      -        $112,500      $(470,547)        $ 762,717
                               -------------   ----------  ------------   -----------      ------------ ------------     -----------



                                                                                            Unrealized
                             Common           Common         Capital In      Receivable     Gain On
                             Stock            Stock          Excess Of       On Shares      Securities
                                                                                            Available      Accumulated
                             Shares           Amount         Par Value        Issued        For Sale       (Deficit)        Total
                            ---------        --------       ------------     -----------   ------------   -------------    -------

Balance December 31, 1999   13,545,315       $135,453        $985,311       $      -        $112,500       $(470,547)      $762,717
Issuance of common stock
during 2000:
 Settle note payable and
 accrued interest at $.67       75,000            750          49,831              -               -               -         50,581
 For prepaid legal services
 at $.30                       200,000          2,000          58,000              -               -               -         60,000
 For services at $1.00          67,500            675          66,825              -               -               -         67,500
Net change in unrealized
gain (Loss) on securities
available for sale                   -              -               -              -        (312,500)              -       (312,500)
Net loss year ended
December 31, 2000                    -              -               -              -               -         (75,214)       (75,214)
Balance December 31, 2000   13,887,815        138,878       1,159,967              -        (200,000)       (545,761)       553,084
                            ------------   ------------     ------------   -----------     ------------    ------------  -----------
Issuance of common stock
during 2001:
 Debts settled and expenses
 paid at $.04                7,000,000         70,000        193,082               -               -               -        263,082
Net change in unrealized
gain (Loss) on securities
available for sale                   -              -              -               -         200,000               -        200,000
Net loss year ended
December 31, 2001                    -              -              -               -               -      (1,414,571)    (1,414,571)
                           -------------   ------------     ------------   ------------   -------------   -----------    -----------

Balance December 31, 2001   20,887,815       $208,878      $1,353,049      $       -        $      -     $(1,960,332)   $  (398,405)
                           =============   ============     ============   ============   =============   ===========    ===========

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Business activity

The Company, a Delaware corporation was incorporated on May 17, 1989, and is currently in the development stage. The Company sought to acquire and develop high technology software firms, and to engage in the sourcing and marketing of furniture and accessories to the hospitality and time share market. Currently the Company is exploring other business possibilities.

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

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001



1.   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES  AND  BUSINESS   ACTIVITY
     (continued)

Financial instruments

The Company estimates that the fair value of all financial instruments at December 31, 2001 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

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

2.   INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At December 31, 2001 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $1,304,000. The NOL carryforward expires in increments beginning in 2004. The Company also had a net capital loss carryover of approximately $640,000. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


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

4.   PREPAID EXPENSE

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. The Company prepaid the rent for the two years specified in the lease agreement. Consideration for the prepayment was based on the present value of 24 months at $5,000 per month, discounted at 8% or $110,553. Prepaid rent expense at December 31, 2001 was $57,479.

5.   MARKETABLE SECURITIES

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

Proceeds from the sale of securities available for sale totaled $59,676 for the year ended December 31, 2001, on which gross losses of $9,825 were realized.

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

The Company has borrowed additional funds from related parties resulting in 8% demand notes secured by the Company's assets and treasury securities as follows at December 31, 2001:

              Notes payable - Stockholder of the Company             $150,955
              Notes payable - Market Management International,
              a company is which a major stockholder has
              an interest.                                            329,705
                                                                      -------
                                                                     $480,660
                                                                      =======

7.   GOING CONCERN

The Company has suffered recurring operating losses from its inception. The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit for the Company, however, there is insufficient working capital to service its debt and for any future planned activity. Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity and management of the Company will be required to develop a strategy which will accomplish this objective.

8.   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                    Inception to
                                             Dec. 31,    Dec. 31,    Dec. 31,
                                              2001         2000        2001
                                             --------    ---------   -----------
Non-cash operating and financing activities:
 Non-cash sales                              $      -    $650,000     $650,000
                                              =========   =======      ========
 Other non-cash operating expenses           $      -    $ 89,448     $ 89,448
                                              =========   =======      ========
 Issuance of common stock for expenses       $263,082    $ 68,846     $443,348
                                              =========   =======      ========
 Issuance of common stock for note payable   $      -    $ 50,000     $ 50,000
                                              =========   =======      ========

9.   COMMITMENTS

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. Minimum lease payments of $60,000 per year for 2001 and 2002 are required. The Company has prepaid this obligation (refer to note 4).