Form 10QSB
period 2002-03-31
WATERFORD STERLING CORP
filed 2002-05-21
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-27929

                         WATERFORD STERLING CORPORATION
          --------------------------------------------------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 20, 2002, 20, 887,815 shares of the issuer's Common Stock, $.01 par value, outstanding.

                             SKREEM.COM CORPORATION

                                      INDEX

                                                                            Page
                                                                          Number

PART I -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets as of March 31, 2002 and
            December 31, 2001..............................................    3

            Statements of Operations for the Three Months
             Ended March 31, 2002 and 2001.................................    4

            Statements of Cash Flows for the Three Months Ended March
            31, 2002 and 2001..............................................    5

            Notes to Financial Statements..................................    6

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   10

PART II - OTHER INFORMATION................................................   11

SIGNATURES.................................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS



             ASSETS

CURRENT ASSETS:
  Prepaid expense (Note 4)                               43,536
                                                    ------------
   Total current assets                                  43,536

EQUIPMENT:
  Office equipment                                       40,761
  Accumulated depreciation                              (21,727)
                                                    ------------
                                                         19,034
OTHER ASSETS:
  Organization costs net of amortization                    343
                                                    ------------
                                                    $    62,913
                                                    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                  $    15,206
  Account payable related party (Note 5)                 70,392
  Notes payable - related parties (Note 5)              480,660
                                                    ------------
   Total current liabilities                            566,258

STOCKHOLDERS EQUITY (Deficit):
  Common stock, par value $.01;
   authorized 30,000,0000 shares; issued
   and outstanding 20,887,815 shares                    208,878
  Capital in excess of par                            1,353,049
  Deficit accumulated during the
   development stage                                 (2,065,272)
                                                    ------------
   Total stockholders' deficit                         (503,345)
                                                    ------------
                                                    $    62,913
                                                    ============

                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements of Operations
               For The Three Months Ended March 31, 2002 and 2001
             And May 17, 1989 (Date of Inception) to March 31, 2002



                                                                      Inception
                                                                         To
                                       March 31,       March 31,      March 31,
                                         2002            2001           2001
                                      ----------      ----------    ------------
REVENUE:
 Sales of software                    $      -        $      -         $652,458
 Sales of furniture                                     70,393           77,370
 Interest income                         1,057           2,152           59,282
                                        ------         --------         --------
                                         1,057          72,545          789,110
COST AND EXPENSES:
 Cost of furniture sold                      -          58,244           70,694
 Selling, general and
   administrative                       94,800         361,110        2,082,812
Interest                                 9,613           2,250           34,952
Depreciation and
 amortization                            1,583           2,319           25,599
Loss on sale of
 investments                               -            36,762            9,825
                                      ---------      ---------       ----------
   Total expenses                      105,996         460,685        2,223,882
LOSS BEFORE
 EXTRAORDINARY ITEM                   (104.939)       (388,140)      (1,434,772)
                                      ---------      ----------      -----------
EXTRAORDINARY ITEM
 Non-temporary loss on
   securities                                -        (630,500)        (630,500)
                                      ---------      ----------      -----------
NET LOSS                              (104,939)     (1,018,640)      (2,065,272)

COMPREHENSIVE
 LOSS
   Unrealized gain (loss) on
     available for sale securities            -        200,000                -

COMPREHENSIVE
 LOSS                                $ (104,939)     $(818,640)     $(2,065,272)
                                      ==========     ==========      ===========
Loss per common share
 before extraordinary item           $     (.01)     $    (.02)
Extraordinary loss per
 common share                                 -           (.03)
                                      ----------     ----------
Net loss per common share           $      (.01)     $    (.05)
                                      ==========     ==========

Weighted average shares
 outstanding                         20,887,815     18,476,704
                                     ===========    ==========



                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2002 and 2001
               May 17, 1989 (Date of Inception) To March 31, 2002

                                                                             Inception
                                                                               To
                                              March 31,      March 31,       March 31,
                                                2002            2001           2002
                                             ----------      ---------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(104,939)    $(1,018,641)    $(2,065,272)
  Adjustment to reconcile net loss to
  net cash used by operating activities:
  Loss on sale of investments                        -          36,762           9,824
  Depreciation and amortization                  1,630           2,319          22,321
  Bad debt                                           -               -          12,074
  Decrease in prepaid expenses                  13,943          12,875         127,017
  Increase (decrease) in accounts payable          783         (40,216)         15,207
  Bank overdraft                                     -           2,137               -
  Revenue in non-cash transaction                    -               -        (650,000)
  Nontemporary loss on securities                    -         630,500         630,500
  Expenses paid and debts settled
   with common stock                                 -         263,082         443,348
  Loss on exchange of notes receivable
   for prepaid rent                                  -               -          45,200
  Other expenses incurred in
   non-cash transactions                             -               -          44,248
                                             ----------    -------------    ------------
Net cash (Used) by operations                  (88,583)       (111,182)     (1,365,533)
                                             ----------    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of securities available for sale              -          13,238          59,676
  Issuance of notes receivable                       -               -        (290,733)
  Collections on notes receivable                    -               -          78,658
  Purchase of marketable securities                  -               -         (50,000)
  Purchase of equipment                              -               -         (40,761)
  Increase in organization costs                     -               -            (936)
                                             ----------   -------------    ------------
Net cash provided (used)
  by investing activities                            -          13,238        (244,096)
                                             ----------   -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock for cash                                    -               -       1,009,344
  Loans from related parties                    70,392          95,590         600,285
                                             -----------  -------------    ------------
Net cash provided from
  financing activities                          70,392          95,590      1,609,629
                                             -----------  -------------    ------------
NET INCREASE IN CASH                           (18,191)         (2,354)             -
Cash, beginning                                 18,191          12,664              -
                                             -----------  -------------    ------------
Cash, ending                                 $       -     $    10,310     $        -
                                             ===========  =============    ============
See (Note 7) for supplemental disclosures.

                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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


Financial instruments

The Company estimates that the fair value of all financial instruments at March 31, 2002 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

Dividend policy

The Company has not yet adopted a policy regarding payment of dividends.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

1.   INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At March 31, 2002 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $1,408,938. The NOL carryforward expires in increments beginning in 2004. The Company also had a net capital loss carryover of approximately $640,000. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

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

3.   PREPAID EXPENSE

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. The Company prepaid the rent for the two years specified in the lease agreement. Consideration for the prepayment was based on the present value of 24 months at $5,000 per month, discounted at 8% or $110,553. Prepaid rent expense at March 31, 2002 was $43,536.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

The Company has borrowed additional funds from related parties resulting in 8% demand notes secured by the Company's assets and treasury securities, and other unsecured amounts as follows at March 31, 2002:

                  Notes payable - Stockholder of the Company         $150,955
                  Notes payable - Market Management International,
                  a company is which a major stockholder has
                  an interest.                                        329,705
                                                                     ---------
                                                                     $480,660
                  Unsecured amounts borrowed form Market
                  Management International                           $ 70,392
                                                                     =========
6. GOING CONCERN

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

7. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                           Inception
                                                                              to
                                              March 31,     March 31,      March  31,
                                                2002            2001         2002
                                              ---------    -----------    ------------

Non-cash operating and financing activities:
 Non-cash sales                               $      -      $       -      $650,000
                                              ========      =========      =========
 Other non-cash operating expenses            $      -      $       -      $ 89,448
                                              ========      =========      =========
 Issuance of common stock for expenses        $      -      $ 263,082      $443,348
                                              ========      =========      =========
 Issuance of common stock for note payable    $      -      $       -      $50,000
                                              ========      =========      =========

8.       COMMITMENTS

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. Minimum lease payments of $60,000 for 2002 are required. The Company has prepaid this obligation (refer to note 4).

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

In January 2001, the Company changed its name from Skreem.com Corporation to Waterford Sterling Corporation

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31

         Revenues for the three months ended March 31, 2002 decreased by $71,488 or 98.5% to $1,057 from $72,545 for the three months ended March 31, 2001. This decrease in revenues resulted from the absense of the sale of furniture in the current quarter, a business shut down by the Company. Interest income also decreased by $1,095 because of lower interest rates and reduced interest bearing balances.

         Selling, General and administrative expenses decreased by $266,310 or 73.7% to $94,800 for the three months ended March 31, 2002 from $361,110 for the corresponding period of the prior year. This decrease resulted because the Company no longer has an operating business and has terminated nearly all of its personnel.

         For the three months ended March 31, 2002, the Company incurred interest expense of $9,613 on notes payable to the Company's principal shareholder and to a related party corporation. The Company had $2,250 of interest expense for the corresponding period of the prior year. The increased interest expense reflects increased borrowings by the Company.

         Depreciation and amortization expense decreased by $736 or 31.7% $1,513 for the three months ended March 31, 2002 from $2,319 for the corresponding period of the prior year. The decrease in depreciation and amortization expense resulted from reduced investment in equipment.

         The Company had no gain or loss on the sale of investments for the three months ended March 31, 2002. For the three months ended March 31, 2001, the Company incurred a loss on the sale of investments of $36,762 from its sale of Intermost Corporation securities.

         As a result of the foregoing, the Company's net operating loss before extraordinary items decreased by $283,201 or 73% to $104,939 for the three months ended March 31, 2002 from $388,140 for the corresponding period of the prior year.

         For the three months ended March 31, 2001 the Company also incurred an extraordinary loss of $630,500 from a decline in the value of its holdings in Grand Slam Treasures, Inc. There was no extraordinary item for the three months ended March 31, 2002.

         For the three months ended March 31, 2001, the Company also reported other comprehensive income of $200,000 from unrealized gain on available for sale securities. For the three months ended March 31, 2002, the Company had no other comprehensive income or loss.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of securities in its portfolio and loans from related parties. As of March 31, 2001, the Company had a cash balance of $0 and a working capital deficit of $522,722. This compares with cash of $10,310 and a working capital deficit of $93,661 at March 31, 2001.

         Net cash used in operating activities decreased to $88,583 from $111,182 for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash used in operations resulted from a decrease in the net operating loss which was partially offset by changes in current accounts, and non-cash losses from a decline in portfolio values.

         There were no cash flows from investing activities for the three months ended March 31, 2002 and $13,238 for the corresponding period of the prior year. This decrease resulted from the absence of a sale of securities in the current period.

         Net cash provided by financing activities decreased to $70,392 from $95,590 for the three months ended March 31, 2002 and 2001, respectively. This decrease resulted from reduced loans from related parties.

         The Company has experienced significant operating losses throughout its history, and will require substantial funds for the development of any business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock, the borrowing of additional funds or finding a profitable company to acquire or with which to merge. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      None

b.    Reports on Form 8-K

      None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          WATERFORD STERLING CORPORATION


May 20, 2002                             /s/ Jacob Nguyen
                                         --------------------------------
                                         Jacob Nguyen, Chief Executive Officer
                                         and Chief Financial Officer