Form 10QSB
period 2002-06-30
WATERFORD STERLING CORP
filed 2002-08-09
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-27929

                         WATERFORD STERLING CORPORATION
         ----------------------------------------------------------------
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

                             SKREEM.COM CORPORATION
                --------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 7, 2002, 20,887,815 shares of the issuer's Common Stock, $.01 par value, outstanding.

                             SKREEM.COM CORPORATION

                                      INDEX

PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheet as of June 30, 2002..............................     3

           Statements of Operations for the Three Months and Six Months
           Ended June 30, 2002 and 2001 and from Inception to
           June 30, 2002..................................................     4

           Statements of Cash Flows for the Six Months Ended June
           31, 2002 and 2001..............................................     5

           Notes to Financial Statements..................................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    10

PART II - OTHER INFORMATION...............................................    11

SIGNATURES................................................................    12

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002


                                     ASSETS

CURRENT ASSETS:
  Prepaid expense (Note 4)                                        $    29,312
                                                                  ------------
   Total current assets                                                29,312

EQUIPMENT:
  Office equipment                                                     40,761
  Accumulated depreciation                                            (23,309)
                                                                  ------------
                                                                       17,452
OTHER ASSETS:
  Business acquisition costs (Note 9)                                  21,700
  Organization costs net of amortization                                  297
                                                                  ------------
                                                                  $    68,761
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                $    24,386
  Account payable related party (Note 5)                              127,725
  Notes payable - related parties (Note 5)                            480,660
                                                                  ------------
   Total current liabilities                                          632,771

STOCKHOLDERS EQUITY (Deficit):
  Common stock, par value $.01;
   authorized 30,000,0000 shares; issued
   and outstanding 20,887,815 shares                                  208,878
  Capital in excess of par                                          1,353,049
  Deficit accumulated during the
   development stage                                               (2,125,937)
                                                                  ------------
   Total stockholders' deficit                                       (564,010)
                                                                  ------------
                                                                  $    68,761
                                                                  ============

                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2002 and 2001
                May 17, 1989 (Date of Inception) To June 30, 2002

                                                                              Inception

                                                                                To
                                              June 30,      June 30,          June 30,
                                                2002          2001             2002
                                              --------      --------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(165,604)    $(1,144,054)    $(2,125,937)
  Adjustment to reconcile net loss to
  net cash used by operating activities:
  Loss on sale of investments                        -           9,824           9,824
  Depreciation and amortization                  3,258           4,731          23,949
  Bad debt                                           -               -          12,074
  Decrease in prepaid expenses                  28,167          26,008         141,241
  Increase (decrease) in accounts payable        9,963         (41,876)         24,387
  Revenue in non-cash transaction                    -               -        (650,000)
  Nontemporary loss on securities                    -         630,500         630,500
  Expenses paid and debts settled
   with common stock                                 -         263,082         443,348
  Loss on exchange of notes receivable
   for prepaid rent                                  -               -          45,200
  Other expenses incurred in
   non-cash transactions                             -               -          44,248
                                             ----------      ----------     -----------
Net cash (Used) by operations                 (124,216)       (251,785)     (1,401,166)
                                             ----------      ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of securities available for sale              -          59,676          59,676
  Issuance of notes receivable                       -               -        (290,733)
  Collections on notes receivable                    -               -          78,658
  Purchase of marketable securities                  -               -         (50,000)
  Purchase of equipment                              -               -         (40,761)
  Increase in organization costs                     -               -            (936)
  Increase in business acquisition costs       (21,700)              -         (21,700)
                                             ----------      ----------     -----------
Net cash provided (used)
  by investing activities                      (21,700)         59,676        (265,796)
                                             ----------      ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock for cash                                    -               -       1,009,344
  Loans from related parties                   127,725         185,210         657,618
                                            -----------      ----------     -----------
Net cash provided from
  financing activities                         127,725         185,210       1,666,962
                                            -----------      ----------     -----------
NET INCREASE IN CASH                           (18,191)         (6,899)              -
Cash, beginning                                 18,191          12,664               -
                                            -----------      ----------     -----------
Cash, ending                                $        -       $   5,765       $       -
                                            ===========      ==========     ===========

See (Note 8) for supplemental disclosures.

                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements Of Operations
                For The Three Months Ended June 30, 2002 and 2001
                 For The Six Months Ended June 30, 2002 and 2001
              And May 17, 1989 (Date Of Inception) To June 30, 2002


                                                                                                  Inception
                                             Three Months Ended         Six Months Ended             To
                                          June 30,         June 30,   June 30,      June 30,       June 30,
                                           2002             2001       2002          2001           2002
                                         ---------        ---------  ----------    ----------    ------------

REVENUE:
 Sales of software                      $        -        $     -    $      -     $      -        $ 652,458
 Sales of furniture                                             -       6,756            -     77,14977,370
 Interest income                               776          1,871       1,833        4,024           60,058
                                         ----------       ---------  ---------     ---------   -------------
                                               776          8,627       1,833       81,173          789,886
COST AND EXPENSES:
 Cost of furniture sold                          -         11,828           -       70,072           70,072
 Selling, general and
   administrative                           48,794        140,911     143,594      502,022        2,132,228
 Interest                                   10,971          5,920      20,584        8,170           45,923
 Depreciation and
  amortization                               1,676          2,319       3,259        4,637           27,275
 Loss (gain) on sale of
 investments                                     -        (26,938)          -        9,825            9,825
                                        -----------      ----------  ----------    ---------    ------------
  Total expenses                            61,441        134,040     167,437      594,726        2,285,323
                                        -----------      ----------  ----------    ---------    ------------
LOSS BEFORE
 EXTRAORDINARY ITEM                        (60,665)       (125,413)  (165,604)    (513,553)      (1,495.427)
                                        -----------      ----------  ----------   ----------    ------------

EXTRAORDINARY ITEM
 Non-temporary loss
 on securities                                  -                -          -     (630,500)        (630,500)
                                        -----------       ---------  ----------   ----------    ------------
NET LOSS                                  (60,665)        (125,413)  (165,604)  (1,144,053)      (2,125,937)

OTHER COMPREHENSIVE
 INCOME
   Unrealized gain on available
     for sale securities                        -               -           -      200,000                -
                                        -----------       ---------  ----------   ----------    ------------
COMPREHENSIVE LOSS                       $(60,665)      $(125,413)  $(165,604)   $(994,053)     $(2,125,937)
                                        ===========       =========  ==========   ==========    ============

Loss per common share before
 extraordinary item                      $   (.00)      $   (.01)   $    (.01)     $  (.03)
Extraordinary loss per
 common share                                   -              -            -         (.03)
                                        -----------       ---------  ----------   ----------
Net less per common share                $   (.00)      $   (.01)   $    (.01)     $   (06)
                                        ===========       =========  ==========   ==========
Weighted average
 shares outstanding                    20,887,815     20,887,815   20,887,815   19,688,920
                                       ============   ============= =========== ============


                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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

Financial instruments
---------------------
The Company estimates that the fair value of all financial instruments at June 30, 2002 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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

1.   INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At June 30, 2002 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $1,469,603. The NOL carryforward expires in increments beginning in 2004. The Company also had a net capital loss carryover of approximately $640,000. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

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

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

3.   PREPAID EXPENSE

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. The Company prepaid the rent for the two years specified in the lease agreement. Consideration for the prepayment was based on the present value of 24 months at $5,000 per month, discounted at 8% or $110,553. Prepaid rent expense at June 30, 2002 was $29,312.

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

The Company has borrowed additional funds from related parties resulting in 8% demand notes secured by the Company's assets and treasury securities, and other unsecured amounts as follows at June 30, 2002:

         Notes payable - Stockholder of the Company              $150,955
         Notes payable - Market Management International,
         a company is which a major stockholder has
         an interest.                                             329,705
                                                                 ---------
                                                                 $480,660
         Unsecured amounts borrowed form Market
         Management International                                $127,725
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

7.       SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                         Inception to
                                                 June 30,    June 30,     June 30,
                                                   2002       2001          2002
                                                 --------    -------     ------------

Non-cash operating and financing activities:
 Non-cash sales                                  $      -    $    -      $ 650,000
                                                 ========    =========    ==========
 Other non-cash operating expenses               $      -    $    -      $  89,448
                                                 ========    =========    ==========
 Issuance of common stock for expenses           $      -    $ 263,082   $ 443,348
                                                 ========    =========    ==========
 Issuance of common stock for note payable       $      -    $    -      $  50,000
                                                 ========    =========    ==========

8.       COMMITMENTS

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. Minimum lease payments of $60,000 for 2002 are required. The Company has prepaid this obligation (refer to note 4).

9.       BUSINESS ACQUISITION COSTS

The Company as incurred direct and incremental costs associated with a pending merger of $21,700.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three  Months  Ended June 30, 2002  Compared to the Three  Months Ended June 30,
2001

     Revenues for the three months ended June 30, 2002 decreased to $776 from $8,627 for the three months ended June 30, 2001. This decrease in revenues resulted from the absence of furniture sales in the current quarter compared to $6,756 of furniture sales during the corresponding quarter of the prior year and a reduction in interest income of $1,095.

     Cost of furniture sold decreased to $0 from $11,828 for the corresponding period of the prior year as the Company is no longer engaged in the furniture business.

     Selling, general and administrative expenses decreased by $92,117 to $48,794 for the three months ended June 30, 2002 from $140,911 for the corresponding period of the prior year. This decrease principally resulted from decreases in staff payroll.

     Interest expense increased by $5,051 to $10,971 for the three months ended June 30, 2002 from $5,920 for the corresponding period of the prior year. The increase in interest expense resulted from increased borrowings by the Company.

     Depreciation and amortization expense decreased to $1,676 for the three months ended June 30, 2002 from $2,319 for the corresponding period of the prior year. The decrease in depreciation and amortization expense resulted from a reduction in depreciable assets.

     For the three months ended June 30, 2001, the Company had a net of $26,938 on the sale of marketable securities. The Company had no gain or loss from the sale of securities in the corresponding period of the current year.

     As a result of the foregoing, the Company's net operating loss decreased by $64,748 to $60,665 for the three months ended June 30, 2002 from $125,413 for the corresponding period of the prior year.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Revenues for the six months ended June 30, 2002 decreased to $1,833 from $81,173 for the six months ended June 30, 2001. This decrease in revenues resulted from the absence of sales of furniture in the current period compared to $77,149 in the prior year and a reduction in the interest income of $2,191.

     Cost of furniture sold decreased to $0 from $70,072 for the corresponding period of the prior year as the Company is no longer engaged in the furniture business.

     Selling, general and administrative expenses decreased by $358,428 to $143,594 for the six months ended June 30, 2001from $502,022 for the corresponding period of the prior year. This decrease resulted from exiting the furniture business and the corresponding cost of furniture samples, shipping and costs of Hong Kong operations as well as reduced staff levels.

     Interest expense increased by $12,414 to $20,584 for the six months ended June 30, 2002 from $8,170 for the corresponding period of the prior year. The increase in interest expense results from increased borrowings by the Company.

     Depreciation and amortization expense decreased by $1,378 to $3,259 for the six months ended June 30, 2002 from $4,637 for the corresponding period of the prior year. The decrease in depreciation and amortization expense resulted from a decrease in depreciable assets.

     For the six months ended June 30, 2001, the Company had a net loss of $9,825 from the sale of marketable securities. The Company had no gain or loss from the sale of marketable securities in the current year. In addition, for the six months ended June 30, 2001, the Company recorded an extraordinary loss on the write-down of its Grand Slam Treasures, Inc. shares of $630,500 and had other comprehensive income of $200,000 from unrealized gain on securities available for sale. There were no such extraordinary items or comprehensive income items for the current year.

     As a result of the foregoing, the Company's net operating loss including extraordinary items decreased by $828,449 to $165,604 for the six months ended June 30, 2002 from $994,053 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through loans from its principal shareholder. As of June 30, 2002, the Company had no cash and a deficit in working capital of $603,459. This compares with cash of $5,765 and a working capital deficit of $182,938 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $124,216 for the six months ended June 30, 2001 from $251,785 for the six months ended June 30, 2001. The decrease in cash used in operations resulted from a decrease in the net operating loss which was offset by expenses which were paid in shares, a non-cash loss resulted from a write-down of the Company's portfolio and moderate changes in the Company's current accounts.

     Cash flows used in investing activities for the six months ended June 30, 2001 increased to $21,700 from net cash provided from investing activities of $59,676 for the corresponding period of the prior year. This increase is attributable to the absense of the sale of securities in the current period and an increase in business acquisition costs.

     Net cash provided by financing activities decreased to $127,725 from $185,210 for the six months ended June 30, 2002 and 2001, respectively. For each six month period the Company received a loan of $185,210 from its principal shareholder.

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


                                                 WATERFORD STERLING CORPORATION


                                                 /s/ Jacob Nguyen
                                                 ---------------------------
                                                 Jacob Nguyen
                                                 President Secretary / Treasurer

August 9, 2002