Form 10QSB
period 2002-09-30
WATERFORD STERLING CORP
filed 2002-11-13
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                         Commission File Number 0-27929

                         WATERFORD STERLING CORPORATION
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

                    200 Knowles Avenue, Winter Park, FL 32789
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (407) 622-2040
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     As of November 8, 2002, 20,887,815 shares of Common Stock of the issuer were outstanding.

                         WATERFORD STERLING CORPORATION
                                   FORM 10-QSB

                                      INDEX
                                                                                  Page
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

          Consolidated Balance Sheets as of September 30, 2002 .................   3

          Consolidated Statements of Operations-for the three months and nine months ended September 30, 2002 and 2001 and from inception
          to September 2002.....................................................   4

          Consolidated Statements of Cash Flows- for the nine months ended
          September 30, 2002 and 2001 and from inception to September 30, 2002..   5

          Notes to Consolidated Financial Statements............................   6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.............  10

PART II - OTHER INFORMATION

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002



                                     ASSETS

CURRENT ASSETS:
  Prepaid expense (Note 4)                                          $    14,802
                                                                      ----------
   Total current assets                                                  14,802

EQUIPMENT:
  Office equipment                                                       40,761
  Accumulated depreciation                                              (24,892)
                                                                      ----------
                                                                         15,869
OTHER ASSETS:
  Business acquisition costs (Note 9)                                    73,680
                                                                      ----------
                                                                    $   104,351
                                                                      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                  $    59,603
  Account payable related party (Note 5)                                201,521
  Notes payable - related parties (Note 5)                              480,660
                                                                      ----------
   Total current liabilities                                            741,784

STOCKHOLDERS EQUITY (Deficit):
  Common stock, par value $.01;
   authorized 30,000,0000 shares; issued
   and outstanding 20,887,815 shares                                    208,878
  Capital in excess of par                                            1,353,049
  Deficit accumulated during the
   development stage                                                 (2,199,360)
                                                                     -----------
   Total stockholders' deficit                                         (637,433)
                                                                     -----------
                                                                    $   104,351
                                                                     ===========
                 See accompanying notes to financial statements

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements Of Operations
             For The Three Months Ended September 30, 2002 and 2001
              For The Nine Months Ended September 30, 2002 and 2001
           And May 17, 1989 (Date Of Inception) To September 30, 2002



                                                                                                   Inception
                                      Three         Months Ended      Nine        Months Ended        To
                                     Sept. 30,       Sept. 30,      Sept. 30,      Sept. 30,       Sept. 30,
                                       2002            2001           2002           2001           2002
                                   -----------      -------------   ---------    --------------   ------------

REVENUE:
 Sales of software                 $      -          $       -       $     -      $       -       $  652,458
 Sales of furniture                       -                221             -         77,370           77,370
 Interest income                        490              1,922         2,323          5,946           60,548
                                    ----------       -----------    -----------   ------------     -----------
                                        490              2,143         2,323         83,316          790,376
COST AND EXPENSES:
 Cost of furniture sold                   -                 -              -         70,072           70,072
 Selling, general and
   administrative                    59,915            60,551        203,510        562,574        2,192,143
 Interest                            12,118             5,791         32,702         13,961           58,041
 Depreciation and
  amortization                        1,880             2,319          5,139          6,956           29,155
 Loss (gain) on sale of
 investments                              -                 -              -          9,825            9,825
                                   -----------      -----------     -----------   ------------     -----------
  Total expenses                     73,913            68,661        241,351        663,388        2,359,236
                                   -----------      -----------     -----------   ------------     -----------

LOSS BEFORE
 EXTRAORDINARY ITEM                 (73,423)          (66,518)      (239,028)      (580,072)      (1,568,860)
                                   -----------      -----------     -----------   ------------     -----------

EXTRAORDINARY ITEM
 Non-temporary loss
 on securities                            -                 -              -       (630,500)        (630,500)
                                   -----------      -----------     -----------   ------------     -----------
NET LOSS                            (73,423)          (66,518)      (239,028)    (1,210,572)      (2,199,360)

OTHER COMPREHENSIVE
 INCOME
 Unrealized gain on available
     for sale securities                 -                  -             -        200,000                -
                                   -----------     -----------      -----------  ------------      -----------
COMPREHENSIVE LOSS               $ (73,423)        $ (66,518)     $(239,028)   $(1,010,572)     $(2,199,360)
                                   ===========     ===========      ===========  ============     ============

Loss per common share before
 extraordinary item              $    (.00)        $    (.00)      $   (.01)   $      (.03)
Extraordinary loss per
 common share                            -                 -              -           (.03)
                                   -----------     -----------      -----------  -----------
Net less per common share        $    (.00)        $    (.00)      $   (.01)    $     (.06)
                                   ===========     ===========      ===========  ===========
Weighted average
 shares outstanding             20,887,815        20,887,815     20,887,815     20,092,943
                                ==============    ============   ============== ============

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                         CASH FLOWS For The Nine Months
                        Ended September 30, 2002 and 2001
                        May 17, 1989 (Date of Inception)
                              To September 30, 2002

                                                                                                   Inception
                                                                                                      To
                                                     Sept 30,               Sept 30,               Sept 30,
                                                       2002                   2001                   2002
                                                     --------               --------               --------


CASH FLOWS FROM OPERATING ACTIVITIES:  Net loss     $(239,028)             $(1,210,572)         $(2,199,360)
  Adjustment to reconcile net loss to
  net cash used by operating activities:
  Loss on sale of investments                               -                    9,824               9,824
  Depreciation and amortization                         5,138                    7,096              25,828
  Bad debt                                                  -                        -              12,074
  Decrease in prepaid expenses                         42,677                   39,406             155,751
  Increase (decrease) in accounts payable              45,180                  (53,134)             59,604
  Revenue in non-cash transaction                           -                        -            (650,000)
  Nontemporary loss on securities                           -                  630,500             630,500
  Expenses paid and debts settled
   with common stock                                        -                  263,082             443,348
  Loss on exchange of notes receivable
   for prepaid rent                                         -                        -              45,200
  Other expenses incurred in
   non-cash transactions                                    -                        -              44,248
                                                     -----------              ----------        ------------
Net cash (Used) by operations                        (146,033)                (313,798)         (1,422,983)
                                                     -----------              ----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of securities available for sale                     -                   59,676             59,676
  Issuance of notes receivable                              -                        -           (290,733)
  Collections on notes receivable                           -                        -             78,658
  Purchase of marketable securities                         -                        -            (50,000)
  Purchase of equipment                                     -                        -            (40,761)
  Increase in organization costs                            -                        -               (936)
  Increase in business acquisition costs              (73,680)                       -            (73,680)
                                                     -----------              ----------        ------------
Net cash provided (used)
  by investing activities                             (73,680)                  59,676           (317,776)
                                                     -----------              ----------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock for cash                                           -                       -           1,009,344
  Loans from related parties                          201,522                 245,701             731,415
                                                     -----------              ----------        ------------
Net cash provided from
  financing activities                                201,522                 245,701           1,740,759
                                                     -----------              ----------        ------------
NET DECREASE IN CASH                                  (18,191)                 (8,421)                  -
Cash, beginning                                        18,191                  12,664                   -
                                                     -----------              ----------        ------------
Cash, ending                                          $     -                $  4,243          $        -
                                                     ===========              ==========        ============
See (Note 8) for supplemental disclosures.
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(239,028)           $(1,210,572)         $(2,199,360)
  Adjustment to reconcile net loss to
  net cash used by operating activities:
  Loss on sale of investments                                -                 9,824                  9,824
  Depreciation and amortization                          5,138                 7,096                 25,828
  Bad debt                                                   -                     -                 12,074
  Decrease in prepaid expenses                          42,677                39,406                155,751
  Increase (decrease) in accounts payable               45,180               (53,134)                59,604
  Revenue in non-cash transaction                            -                     -               (650,000)
  Nontemporary loss on securities                            -                630,500               630,500
  Expenses paid and debts settled
   with common stock                                         -                263,082               443,348
  Loss on exchange of notes receivable
   for prepaid rent                                          -                      -                45,200
  Other expenses incurred in
   non-cash transactions                                     -                      -                44,248
                                                    -----------              ----------           ----------
Net cash (Used) by operations                         (146,033)              (313,798)           (1,422,983)
                                                    -----------              ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of securities available for sale                      -                 59,676                59,676
  Issuance of notes receivable                               -                      -              (290,733)
  Collections on notes receivable                            -                      -                78,658
  Purchase of marketable securities                          -                      -               (50,000)
  Purchase of equipment                                      -                      -               (40,761)
  Increase in organization costs                             -                      -                  (936)
  Increase in business acquisition costs               (73,680)                     -               (73,680)
                                                   ------------             -----------           ----------
Net cash provided (used)
  by investing activities                              (73,680)                59,676              (317,776)
                                                   ------------             -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock for cash                                            -                      -             1,009,344
  Loans from related parties                           201,522               245,701                731,415
                                                   ------------             ----------            ----------
Net cash provided from
  financing activities                                 201,522               245,701              1,740,759
                                                   ------------            -----------            ----------
NET DECREASE IN CASH                                   (18,191)               (8,421)                     -
Cash, beginning                                         18,191                12,664                      -
                                                   ------------            -----------            ----------
Cash, ending                                      $          -             $   4,243                $     -
                                                   ============            ===========            ==========\

See (Note 8) for supplemental disclosures.

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002



Marketable securities:

Certain equity securities are classified as available for sale as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

1.   INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At September 30, 2002 the Company had a net operating loss ("NOL") carry forward for United States income tax purposes of approximately $1,543,053. The NOL carryforward expires in increments beginning in 2004. The Company also had a net capital loss carryover of approximately $640,000. The Company's ability to utilize its net NOL carryforward is subject to the realization of taxable income in future years, and under certain circumstances, the Tax Reform Act of 1986 restricts a corporation's use of its NOL carryforward. The Company believes that there is at least a 50% chance that the carryforward will expire unused, therefore, any tax benefit from the loss carryforward has been fully offset by a valuation reserve.

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

On January 31, 2001, the Company executed and Exchange Agreement for the acquisition of all of the issued and outstanding shares of Waterford Florida, Inc. in exchange for 7,000,000 share of the Company's common stock. .

3.   PREPAID EXPENSE

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. The Company prepaid the rent for the two years specified in the lease agreement. Consideration for the prepayment was based on the present value of 24 months at $5,000 per month, discounted at 8% or $110,553. Prepaid rent expense at September 30, 2002 was $14,802.

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

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


5        RELATED PARTY TRANSACTIONS ( continued)

The Company has borrowed additional funds from related parties resulting in 8% demand notes secured by the Company's assets and treasury securities, and other unsecured amounts as follows at September 30, 2002:

     Notes payable - Stockholder of the Company               $150,955
     Notes payable - Market Management International,
           a company is which a major stockholder has
           an interest.                                        329,705
                                                              ---------
                                                              $480,660
         Unsecured amounts borrowed form Market
              Management International                        $201,521
                                                              ========

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

7.       SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                                Inception to
                                               September 30,   September 30,    September 30,
                                                  2002             2001            2002
                                               -----------     -------------    ------------

Non-cash operating and financing activities:
 Non-cash sales                                $      -         $       -        $  650,000
                                               ============     ============      ==========
 Other non-cash operating expenses             $      -         $       -        $   89,448
                                               ============     ============      ==========
 Issuance of common stock for expenses         $      -         $ 263,082        $  443,348
                                               ============     ============      ==========
 Issuance of common stock for note payable     $      -         $       -        $   50,000
                                               ============     ============      ==========

8.       COMMITMENTS

The Company leases office space under a noncancellable operating lease agreement effective January 1, 2001 which expires December 31, 2002. Minimum lease payments of $60,000 for 2002 are required. The Company has prepaid this obligation (refer to note 4).

9.       BUSINESS ACQUISITION COSTS

The Company as incurred direct and incremental costs associated with a pending merger of $73,680.

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

Material Changes in Results of Operations
Three Months Ended Sep 30, 2002 Compared to the Three Months Ended Sep 30, 2001

         Revenues for the three months ended September 30, 2002 decreased to $490 from $2,143 for the three months ended September 30, 2001. This decrease resulted from a lack of furniture sales in the current period and a reduction of $1,432 in interest income.

         General and administrative expenses decreased by $6365 or 1% to $59,915 for the three months ended September 30, 2001 from $60,551 for the corresponding period of the prior year. This modest decrease resulted from a reduction in expenditures for salaries which was partially offset by higher travel costs.

         For the three months ended September 30, 2001, the Company incurred interest expenses of $12,118 on funds borrowed from its principal shareholder. This compares with $5,791 for the corresponding period of the prior year. Notes and accounts payable to the principal shareholders totalled $682,181 as of September 30, 2002.

         Depreciation and amortization expense decreased by $439 or 18.9% to $1,880 for the three months ended September 30, 2002 from $2,349 for the corresponding period of the prior year. The decrease in depreciation and amortization expense resulted from the absence of amortization of software in the current period.

         As a result of the foregoing, the Company incurred a net operating loss of $73,423 the three months ended September 30, 2002. For the corresponding period of the prior year, the Company had a net operating loss of $66,518.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

         Revenues for the nine months ended September 30, 2002 decreased by $80,993 to $2,323 from $83,316 for the nine months ended September 30, 2001. This decrease in revenues resulted from a decrease in the sale of furniture of $7,737 and a decrease in interest of $$3,623. There was no cost of goods sold for the nine months ended September 30, 2002. For the period ended September 30, 2001, the cost of goods sold on furniture was $70,072, producing a gross margin of 9.43%.

         General and administrative expenses decreased by $359,064 or 43.8% to $203,510 for the nine months ended September 30, 2002 from $562,574 for the corresponding period of the prior year. This decrease resulted from closing the furniture operation and reduced staff levels.

         The Company incurred interest expenses of $32,702 for the nine months ended September 30, 2002 compared to interest expense of $13,961 for the corresponding period of the prior year. The increase in interest expense resulted from increased borrowings from the principal shareholder.

         Depreciation and amortization expense decreased by $1,817 or 26.1% to $5,139 for the nine months ended September 30, 2002 from $6,956 for the corresponding period of the prior year. The decrease in depreciation and amortization expense resulted from the absence of amortization of software in the current period.

         For the nine months ended September 30, 2002, the Company also incurred a loss of $9,825 from the sale of certain investments. There was no such loss for the corresponding period of the current year.

         As a result of the foregoing, the Company incurred a net operating loss of $239,028 for the nine months ended September 30, 2002. This compares with a net operating loss of $580,072 for the corresponding period of the prior year.

         The Company incurred a loss of $630,500 for the nine months ended September 30, 2001 from the non-temporary loss on securities. There was no such loss during the period ended September 30, 2002.

         In addition, the Company reported other comprehensive income, net of taxes, of $200,000 from unrealized gain on securities for the nine months ended September 30, 2001. There was no comprehensive income or loss during the corresponding period of the current year. 30, 2000.

         CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has funded its operations and met its capital requirements through the sale of stock and loans from its principal shareholder. As of September 30, 2002, the Company had no cash, and a working capital deficit of $726,982. This compares with cash of $4,243 and a working capital deficit of $232,582 as of September 30, 2001.

         Net cash used in operating activities decreased to $146,033 for the nine months ended September 30, 2002 from $313,798 for the nine months ended September 30, 2001. The decrease in cash used in operations principally resulted from a reduced net operating loss which was partially offset by non-cash transactions.

         Cash flows used in investing activities for the nine months ended September 30, 2002 increased to $73,680 from $59,676 provided by investing activities for the nine months ended September 30, 2001. This change resulted from the sale of $59,676 of securities in the prior year and none in the current year and $73,680 of business acquisition costs in the current period and none in the prior period.

         Net cash provided by financing activities decreased to $201,522 from $245,701 for the nine months ended September 30, 2002 and 2001, respectively. The entire amount of proceeds for both periods came from loans from related parties.

         The Company has experienced operating losses since inception. Furthermore, the Company will require substantial funds to continue in business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

         The Company has negotiated the acquisition of a British Virgin Islands corporation, Eternal Technologies Group Ltd. ("Eternal"). Following a 1:6 reverse share split, the Company will issue 22,050,000 shares of its common stock for Eternal. Eternal, through its subsidiaries operates a sheep breeding center and research facility in Inner Mongolia, the People's Republic of China. During the month of November an information statement concerning the reverse split and proposed acquisition will be sent to the shareholders of the Company. Should this acquisition be completed, the Company will need to raise additional capital to fund its operations.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WATERFORD STERLING CORPORATION


Date: November 13, 2002             By: /s/ Jacob Nugyen
                                       ---------------------------------------
                                       Jacob Nugyen
                                       President and Chief Executive Officer
                                       and Chief Financial Officer

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


                                 CERTIFICATIONS

I, Jacob Nugyen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Waterford Sterling Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated: November 13, 2002

         By:/s/ Jacob Nugyen
            --------------------
         Jacob Nugyen
         Chief Executive Officer

I,Jacob Nugyen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Waterford Sterling Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated: November 13, 2002

         By:/s/ Jacob Nugyen
            ---------------------
         Jacob Nugyen
         Chief Financial Officer

                         WATERFORD STERLING CORPORATION
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


Item 4. Evaluation of Disclosure Controls and Procedures

                  (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

                  (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.