Form 10KSB
period 2002-12-31
WATERFORD STERLING CORP
filed 2003-05-07
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-27929

                        ETERNAL TECHNOLOGIES GROUP, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                         62-1655508
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

      Suite 1801-02 Jinwan Mansion, 358 Nanjing Road, Tianjin P.R.C. 300100
      ----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code

        c/o Vanderkam & Associates, 1301 Travis, #1200, Houston, TX 77002
                                 (U.S. Address)

Registrant's Telephone Number, Include Area Code: 011-86-22-2750-1802

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
           None                                          None


Securities Registered Pursuant to Section 12(g) of the Act:

                            Common Stock, $ par value
                           ----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $12,640,964.

         As of April 15, 2002, 25,531,316 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $5,444,683.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:    Yes      No   X
                                                     -----    ------

                                TABLE OF CONTENTS

                                                                        Page

PART I

         Item 1.  Description of Business..............................   3
         Item 2.  Description of Properties............................   5
         Item 3.  Legal Proceedings....................................   5
         Item 4.  Submission of Matters to a Vote
                  of Security Holders..................................   5

PART II

         Item 5.  Market for Common Equity and
                  Related Stockholder Matters..........................   5
         Item 6.  Management's Discussion and Analysis.................   7
         Item 7.  Financial Statements.................................   8
         Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...............   8

PART III

         Item 9.  Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act....................   8
         Item 10. Executive Compensation...............................  10
         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management................................  11
         Item 12. Certain Relationships and Related Transactions.......  11
         Item 13. Exhibits and Reports of Form 8-k.....................  12
         Item 14. Controls and Procedures..............................  12
         Item 16. Principal Accountant Fees and Services...............  12


                  Signatures...........................................  12
                  Certificates........................................14-15

                  Financial Statements................................. F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

     Over the past several years, the Company has changed its name on multiple ocassions. On December 12, 2002, the Company changed its name to Eternal
Technology Group, Inc. fromWaterford Sterling Corporation. The Company changed its name to Eternal Technologies Group, Inc. from Waterford Sterling Corporation. The Company changed its name to Waterford Sterling Corporation, from Skreem.com Corporation on January 25, 2001. Skreem.com Corporation was formerly Commerce Centers Corporation, a corporation formed in May 1989 which did not have any operations until it acquired Skreem.com Corporation, a Nevada corporation ("Skreem") in March 1999. Upon the acquisition of Skreem, the Company changed its name from Commerce Centers Corporation to "Skreem.com Corporation".

     On December 12, 2002, Waterford Sterling Corporation completed its acquisition of Eternal Technologies Group Ltd. and Subsidiaries ("Eternal"). Eternal was incorporated in the British Virgin Islands with limited liability on March 3, 2000 under the name Eternal Phoenix Company Limited. By resolution adopted on June 17, 2000, the Company changed its name to Eternal Technology Group Ltd.

     On May 16,  2000,  Eternal  acquired a 100%  equity  interest  in  Willsley
Company Limited ("Willsley"), a company incorporated in the British Virgin Island with limited liability.

     Willsley's principal activity is a holding company which owns a 100% interest in Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd. ("Aershan").

     Aershan was incorporated in the People's Republic of China ("the PRC") with limited liability on July 11, 2000. Its principal activities are operating a breeding center to propagate quality sheep and other livestock breeds in Inner Mongolia.

     We acquired all of the issued and outstanding shares of Eternal in exchange
for  22,050,000  post  reverse  split  shares.   Following   completion  of  the
acquisition there are 25,941,176 shares of the Company outstanding.

     Eternal Technology Group Limited is a major agriculture genetics and bio-pharmaceutical R&D firm operating in China with the support of the Chinese Government. Based on animal genetics and gene engineering, the company will develop three principal businesses, i.e. meat, dairy products and bio-pharmaceuticals.

     Three years ago, the Company launched a project to commercialize technology in sheep embryo production and transfer in China. After the Company carried out "The World's First Transfer Project of Thousands of Sheep Embryos" in China, a system of breeding better quality is taking shape. The Company has now moved into the lamb meat production thus completing the business cycle.

     The Company has also entered the dairy industry by applying its technology of embryo transfer to the breeding of higher-yielding and pure-breed dairy cattle.

     The Company has also made significant progress in its research work in bio-pharmaceuticals. The company hopes to launch gene engineered drugs in several years.

The Farm


     The farm is located in Wulagai Development Area in the northeast of Xilingol League, Inner Mongolia. The area is in one of the few naturally preserved grassland areas in China. The United Nations Educational, Scientific, and Cultural Organization admitted this area as a member of the Man and Biosphere Program (MAB) in 1987. In 1997, it was designated as a State Nature Protection Zone.

     The farm is equipped with a 60-kilovolt-electricity transmission line to ensure an adequate energy supply. Existing telephones and transportation facilities are also adequate. A railway station is located 80 kilometers to the south, which will facilitate the distribution of products to various places in
China. The road system inside the farm consisting of approximately 200 kilometers, connects all sub-pastures.

Embryo Transfer Center

     The center comprises nearly 35,000 square feet and consists of buildings containing operating rooms, equipment rooms, offices, conference rooms, lecture halls and guest rooms for the scientists.

Reception Center

     The reception center comprises nearly 30,000 square feet. It is used to host scientists, customers, and guests.

Breeding Grassland

     Utilizing scientific grassland management, the grassland is organized into various breeding sub-pastures. Each sub-pasture is composed of haciendas and sheep stables, and equipment such as wells, mowing machines and tractors. A supply of forage grass is reserved for winter and for snowstorms. Part of the breeding pastureland has been sown and developed. It will be expanded as the amount of livestock increases.

Animal Genetics Technologies

     The Company possesses technologies for industrialized embryo production and transfer, and has patents on the of relevant technologies that guarantee the smooth implementation of animal genetics projects. These technologies include the following:

Peritoneal Endoscope Technique

         This is a technique of collecting sheep embryos by means of peritoneal endoscopes without surgical operations, before transferring.

         Embryo collecting and transfer has traditionally been conducted through surgical procedures. Unfortunately, under this method, a provider is usually rendered useless after four operations, because of adhesions. The peritoneal endoscope technique adopted by the Company may enable a provider to undergo more than 10 embryo procedures, thus increasing the utility of providers. It can also raise the conception rate from 20% to over 80% by deep semen deposition and frozen semen mating, using a frozen semen consumption volume two-thirds less than that of conventional techniques.

Vitrification Freezing Technique

         Vitrification refers to the process by which concentrated antifreeze solution is transformed into transparent colloidal solid through rapid freezing.

         After experiments and selection, the Company has produced a new anti-freezing protectant, which enables the freezing process to be operated at room temperatures of between 20 and 25 celcius without a cooling system, which produces increased efficiency. Internal and external fertilization blastulae (an early embryonic form produced by cleavage of a fertilized ovum and consisting of a spherical layer of cells surrounding a fluid-filled cavity) in cattle has a growth rate of 95% and 83% respectively after freezing and a transfer pregnancy rate of 58% and 36%, respectively with the pregnancy rate and farrowing rate (the rate of the offspring that the pregnant animal gives birth to) raised by 5 to 10%, or comparable to international standards.

The Techniques Of Embryo Splitting And Cleavage Ball

         These are techniques for splitting embryos by microsurgery or of separating the embryo cleavage balls in early cultivation before the half-embryos or separated cleavage balls develop into individuals.

         Currently, the average transfer rate of half-embryos in the world is about 35 to 40%, while that of newly split half-embryos (of cattle and sheep) is above 50%. This is the equivalent of a 100% embryo transfer pregnancy rate, thus improving the embryo availability. By combining the techniques of half-embryo transfer and embryo sex identification, we can objectively produce male or female animals, which will exert a positive impact on the breeding of dairy and beef cattle.

The External Fertilization Technique

         In this technique, ova from the ovariums of cattle and sheep are collected (that is, ova is collected from living animals) before being cultivated externally. They are then cultivated with semen obtained either internally or externally so as to complete the fertilization process before being further cultivated to the transferable stage.

         Presently, the transfer pregnancy rate of externally fertilized embryos worldwide is 40 to 45%, while that in China is only approximately 20%. However, our fertilized embryo transfer pregnancy rate is above 40%, or world standard.

         The cost of embryos fertilized externally is only 10% of that produced internally. When mass-produced and applied commercially to cattle and sheep, there is significant reverse potential.

Employees

         The Company currently employs 17 people on a full-time basis as well as a number of seasonal and part-time personnel on the farm. Of the seventeen people, fourteen are employeed in an administrative capacity and three are employeed on the farm.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company operates from two separate facilities, its administrative offices in Tinjain, PRC and its farm in Inner Mongolia, PRC. The administrative offices occupy approximately 218 square meters (approximately 2,146 square feet) in a commercial building in Tinjain, PRC. The Company rents these facilities under a 3 year lease at $60,240 per year.

         The farm consists of 106 square kilometers (approximately 66 square miles) and is located in Inner Mongolia, PRC. The Company purchased the land use rights to this farm in April, 2000. The land use rights run until 2025.

ITEM 3.  LEGAL PROCEEDINGS

         Management is not aware of any pending or threatened litigation against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 12, 2002, the shareholders of the Company approved an amendment to the Articles of Incorporation to reverse split the shares of the Company on a 1:6 basis, reauthorize the par value at $.001 and increase the number of shares authorized from 25,000,000 common shares to 95,000,000 common shares and authorized 5,000,000 preferred shares. In addition, the shareholders approved the name change in the Company's name to Eternal Technologies Group, Inc. from Waterford Sterling Corporation and ratified the acquisition of Eternal Technologies Group Limited and its subsidiaries.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

           The Company's common stock trades on the over-the-counter market on the National Association of Securities Dealers OTC Bulletin Board under the symbol "ETLT." The following table sets forth the high and low bid and asked sales priced for the periods indicated.

                                       Bid Price
Calendar Year 2002                    High      Low
                                      ---------------------

         Fourth Quarter               $.08    1.40*
         Third Quarter                 .07     .20
         Second Quarter                .08     .35
         First Quarter                 .09     .12

         * represents high following the one for six reverse share split.

Calendar Year 2001

         Fourth Quarter                .13     .05
         Third Quarter                .309     .16
         Second Quarter                .31     .13
         First Quarter                .531     .25

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. At April 15, 2003 the bid price of the Common Stock was $1.03.

Record Holders

     As of April 15, 2003, there were approximately 233 record holders of the Company's common stock.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues increased by $1,194,603 or 10.4% from $11,446,361 or the year ended December 31, 2001 to $12,640,964 for the year ended December 31, 2002. The increase in revenues is attributable to an increase in the sale of embryos which was partially offset by a decline in the sale of forage grasses.

Cost of Sales. Cost of sales decreased by $1,099,575 or 39.9% to $2,752,811 for the year ended December 31, 2002 from $3,852,386 for the year ended December 31, 2001. Gross profit as a percent of sales increased to 78.2% for the year ended December 31, 2002 from 66.3% for the year ended December 31, 2001. The decrease in the cost of sales and the increase in the gross profit margins are attributable to an increased percentage of embryo sales which have a higher profit margin and a decrease in the sale of folage grasses which have a lower profit margin.

Depreciation and Amortization. Depreciation and amortization expense increased by $16,336 or 1.9% from $845,716 for the year ended December 31, 2001 to $862,052 for the year ended December 31, 2002. This increase resulted from the depreciation of additional assets which were placed in services during the current year.

Selling and Administrative Expenses. Selling and administrative expenses increased by $275,646 or 29.4% from $937,971 for the year ended December 31, 2001 to $1,213,617 for the year ended December 31, 2002. The increase in selling and administrative expenses resulted from increase in consulting fees, legal and accounting expenses, office expenditures, rent, public relations and expenses which was partially offset by reduced travel expenses. For the year ended December 31, 2002 approximately $304,000 was expended on financial advisors and $209,000 on public relations.

Research and Development Costs. For the year ended December 31, 2002, the Company incurred $1,000,000 of costs in its research and development program. This compares with $0 for the year ended December 31, 2001. The Company does not conduct research itself, but rather has two contacts with outside parties who perform research on behalf of the Company. The first contract is with Towering International Trade Corp., an entity controlled by JiaJi Shang, the principal shareholders of the Company and the second contract is with the Chinese Science Bureau Shen-Yang Ecology Research Center. The research is being conducted in genetic cloning and recombinant protein production of thrombin like enzyme from snake venom and targeting antiturnover drug and other gene engineering medicine. During 2002, $400,000 was paid to Towering International for their research , and $600,000 was paid to the Chinese Science Bureau. The contracts with each of these parties is for twenty-four months.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Revenues increased by $2,492,894 or 27.8% from $8,953,467 or the year ended December 31, 2000 to $11,446,361 for the year ended December 31, 2001. The increase in revenues is attributable to an increase in the sale of embryos and the sale of forage grasses in 2001.

Cost of Sales. Cost of sales increased by $1,557,054 or 67.8% to $3,852,386 for the year ended December 31, 2001 from $2,295,332 for the year ended December 31, 2000. Gross profit as a percent of sales decreased to 66.3% for the year ended December 31, 2001 from 74.4% for the year ended December 31, 2000. The increase in the cost of sales and the decrease in the gross profit margins are attributable to forage grass sales which have a lower profit margin.

Depreciation and Amortization. Depreciation and amortization expense increased by $696,124 or 465.3% from $149,592 for the year ended December 31, 2000 to $845,716 for the year ended December 31, 2001. This increase resulted from the depreciation of additional assets which were placed in services during the current year.

Selling and Administrative Expenses. Selling and administrative expenses increased by $508,857 or 118.6% from $429,114 for the year ended December 31, 2000 to $939,971 for the year ended December 31, 2000. The increase in selling and administrative expenses resulted from an increase in consulting fees, business travel, office expense and staff salaries and allowances.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations and met its capital requirements through the sale of its shares stock and loans from both related parties and third parties. At December 31, 2002, the Company had working capital of $9,266,786 and a cash balance of $7,135,559. This compares to working capital of $4,253,708 and a cash balance of $7,753,452 at December 31, 2001.

     Cash provided by operating activities was $1,275,472 for the year ended December 31, 2002 compared to $8,956,212 for the year ended December 31, 2001. Although earnings were higher for the year ended December 31, 2002 then in 2001, this was more than offset by large charge in the current accounts, principally in the reduction of payables.

     Cash used in investing activities, totaled $1,893,365 for the year ended December 31, 2001 compared to $1,330,659 used in investing activities for the year ended December 31, 2001. This use of cash was expended in both years for the purchase of fixed assets and expenditure on construction in process.

     There were no financing activities during either the year ended December 31, 2002 or 2001.

     Although the Company had cash of $7,135,559 as of December 31, 2002, the use of such cash has been restricted by the Company's principal shareholders. As a result, the Company has been unable to pay certain liabilities when they become due or to expand its business as planned. Accordingly, unless the Company is able to obtain lines of credit, or sell its shares, it will have insufficient working capital to carry out its business plan for the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Thomas Leger & Co., appears on pages F-2 through F-18 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 10, 2003, Andersen Andersen & Strong, LC advised the Company that it would be unable to act as the Company's independent accountant.

     On January 10, 2003 the Company engaged Thomas Leger & Co. as its new independent accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information Regarding Present Directors and Executive Officers

     The names of the Company's executive officers and directors and the positions held by them are set forth below:

 Name                    Age       Title
-------                 -----     --------
JiJun Wu                 66       Chairman of the Board of Directors, President
                                  and Chief Executive Officer
Jiansheng Wei            50       Chief Operating Officer and Director
Dr. Thomas E. Wagner     62       Director
Shien Zhu                47       Director
James Q. Wang            33       Director
Garfield W. Hu           29       Secretary
Wenli Yu                 38       Chief Technical Officer
Xingjian Ma              56       Chief Financial Officer

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

         Mr. Jijun Wu, Chairman
         Mr. Wu graduated from China Central Finance & Economics University. Mr. Wu became one of the first CPAs in the People's Republic of China. He has significant experience in finance and investments and has held the position of Accountant-General in a state-owned electronics company with revenues of over $1.5 billion and over 200 subsidiaries. Mr. Wu maintains business relationships with more than twenty major banks, consortiums and funds worldwide. Mr. Wu took a lead in planning for mainland enterprises to list on overseas stock markets. He was the consultant to Motorola, NEC, Epson, Yamaha, AT&T, and Panasonic when they initiated investments in the PRC in the early 1980s. He was made an honorary citizen of Houston, TX.

         Mr. Jiansheng Wei, Director
         Mr. Wei graduated with an MBA from Tianjin Finance & Economics College. He has been engaged in animal husbandry practices and management for over thirty years and has been in charge of several large farms in Inner Mongolia and Hebei Province. He is familiar with advanced husbandry techniques and has significant experience in management, breeding and the introduction of superior agricultural genetics. Mr. Wei maintains close commercial relationships within animal husbandry and business circles throughout Southeast Asia, Australia, New Zealand and South Africa.

         Dr. Thomas E. Wagner, Director
         Dr. Wagner is currently the Director of the Oncology Research Institute at the Greenville Hospital System and Distinguished Professor of Molecular & Cellular Biology at Clemson University. He was trained in both the physical biochemistry of DNA and microbiology at Princeton and Northwestern University, where he received his PhD. He carried out research on the conformational changes in DNA associated with gene expression since the early 1970s.

         His research laboratory performs studies of early development including embryonic microsurgery and contemporary molecular biology including complex RT/PCR cloning. This has led to contributions including the development of the means of producing transgenic animals in 1979, the isolation and maintenance in culture of embryo-derived stem cell populations useful in transplantation biology and medicine, as well as vehicles for cell-based gene therapy in 1987 and the development of a highly efficient cytoplasmic T7 gene therapy vector in 1993. Since 1998 he has focused his efforts as Director of the Oncology Research Institute on the application of modern molecular and cellular biology to the development of new therapies for the treatment of cancer.

         His work has been presented in 203 publications. Dr. Wagner has filed over thirty patents and, to date, received eight patents on his work. He is also currently: Senior Examiner and Consultant, Research Grants Council, Hong Kong; Advisor and Honorary Professor of Molecular Biology, Tsing Hua University, Beijing; and Honorary Professor of Biology, National Hydrobiology Institute, Chinese Academy of Sciences, Wuhan, China.

         Mr. Shien Zhu, Director
         Mr. Zhu holds post-doctoral, Associate Professor and Master Director positions with several leading Chinese universities. As a doctor from Kochi University and Ehime University in Japan, he majored in the area of early embryo vitrification freezing and transfer and of mammal adoscuolation in embryo biotechnology. He invented a system of freezing dn preservation, unaided by a cooling frigorimeter, which is characterized by low cost, simple operation and a high embryonic survival rate. In recent years, he has written more than forty articles that were published in international and domestic periodicals. Currently, he is undertaking vital "863" projects for the PRC and scientific research projects under the "Ninth Five-Year Plan" period.

         Mr. James Q. Wang, Director
         Mr. Wang, a Canadian citizen, received a Master of Applied Science degree from the University of Ottawa. He has gained exceptional expertise in enterprise management, marketing and engineering due to his leadership roles in the telecommunications, electronics and Internet industries.

         Before joining Eternal, Mr. Wang founded DNS Technologies Group, Inc. (Canada) and served as its President. DNS specialized in Internet technologies and outsourcing between North America and Asia. Mr. Wang started his career first as an engineer in NEC, where he published his technical innovation proposal and was honored with an Award of Excellence at NEC's headquarters in Tokyo. Later, he moved to the NEC Marketing department in charge of sales/marketing for the entire Eastern region of mainland China.

         Garfield W. Hu, Secretary
         Mr. Hu graduated from the Foreign Languages Department, Tianjin Normal University. He taught at Nankai University and worked as a translator and adviser for the largest professional IT web site - yesky.com. He joined Eternal Technology Group in 2000 and was appointed Corporate Secretary in 2001 with responsibility for the coordination of internal affairs and external contacts.

         Dr. Wenli Yu, Chief Technological Officer
         Dr. Yu received her Ph.D from China Agriculture University, Biology Department, and is a Research Fellow. She has presided over the following key projects in the China including: "Development and Application of Bovine/Ovine Embryo Transfer Technology", "Setting up Breeding and Production System of Purebred Beef by Embryo Biotechnology," "Establishing a State Center for Beef Breeding," "Research on Ovine Artificial Insemination and Embryo Transfer with the Application of Endoscope." Dr. Yu has published over 20 papers in renowned professional journals, such as China Animal Husbandry, China Veterinarian Journal, and Animal Husbandry Veterinarian Journal. She maintains good relationships with experts in biology both at home an abroad. She has established a reputation in academic circles for her extensive experience. She has met with President Jiang Zemin to discuss current activities in embryo research.

         Xingjian Ma, Chief Financial Officer
         Mr. Ma joined the Company in 2002. Prior to joining the Company, he was the Chief Financial Officer of a state owned enterprise in the PRC. His background includes finance, accounting, taxation, banking and securities reporting.

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

Summary Compensation Table


                            Annual Compensation                           Long Term Compensation

                                                          Awards           Restricted                     Payouts
                                                          ------                                          -------
 Name and Principal      Year    Salary    Bonus($)    Other Annual    Stock      Options   LTIP         All other
     Position                                          Compensation    Awards     / SARS   Payout      compensation
--------------------     ----    ------    --------    -------------  --------    -------  -------     ------------

Jijun Wu, Chairman       2002    7,229          -           -              -          -         -           -
and Chief Executive      2001        -          -           -              -          -         -           -
Officer


Options /SAR Grants in Last Fiscal Year

         The Company has never granted options or stock appreciation rights.

Bonuses and Deferred Compensation

         None

Compensation Pursuant to Plans

         The Company does not have any compensation or option plans.

Pension Plans

         The Company does not have any pension or other deferred savings plans.

Other Compensation

         None

         Directors receive no compensation except for reimbursement for expenses associated with attending director meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the shares of the Company's common stock outstanding at April 15, 2003, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.


Title of        Name and Address of   Amount and Nature of      Percent of Class
Class            Beneficial Owner     Beneficial Ownership

Common             Thomas L. Tedrow          2,393,166                 9.4%

Common             Jiaji Shang              10,154,350                39.8%

Common             JiJun Wu                  2,205,000                 8.6%

Common             Jiansheng We              1,102,500                 4.3%

Common             James Q. Wang             2,182,950                 8.6%

Common             Shien Lu                      9,000                    *

Common             Xingjian Ma                     100                    *

Common             Wenli Yu                     15,000                    *

Common             Yuquo Chong                     100                    *

Common             Garfield W. Hu                  100                    0

All officers and Directors,
and as a Group (8 Persons)                   5,514,750                21.6%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

The Company's amounts due from/(to) directors, related parties, and related company are unsecured, interest-free and are repayable on demand. China Continental, Inc. ("CCI") is a related company. One of the Company's officers, directors and major shareholder (Shang Jia Ji) owns more than 10% of CCI and Towering International Trade (US) Corp.

CCI acquired 2,000 goat embryos and services from Eternal for US$425,000 in December, 2000. CCI's 2,000 goats with implanted embryos were sold in March, 2001 for approximately US$1,687,000.

CCI had sales of forage grass to Eternal for approximately US$1,735,000 during 2001. These purchases were at the same price as to third parties. The forage grass was sold to a third party for $1,855,000.

Eternal sold 3,000 goat embryos and services to a subsidiary of CCI for approximately US$600,000 during 2002.

Eternal acquired 100% interest in Aershan in a transaction valued at $6,000,000 from Shang Jia Ji. The $6,000,000 represents Shang Jia Ji's cost. Eternal entered into various construction contracts with companies controlled by Shang Jai Ji. The contracts totaled approximately $985,530. This amount was paid in full by December 31, 2002.

The Company entered into a contract with Towering International Trade (US) Corp during 2001 for a research and development project totaling $1,400,000. No payments were made in 2001. During 2002, $400,000 was paid on this contract.

The Company entered into an investor relations agreement with Stoneside Development Limited ("Stoneside"). Stoneside is controlled by Thomas L. Tedrow. The agreement is for $10,000 per month for twenty four months commencing June, 2002. Thomas L. Tedrow also received a $90,000 fee from the Company.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Research Contract with Shen Yang Institute of Applied Ecology of the Chinese Academy of Science.
     10.2   Research Contract with Tower International Trade Corp.
     10.3 Purchase Agreement wtih Shang Jai Ji dated July 15, 2000 for the purchase of the Shares of Willsley Company Limited
     10.4 Amendment to the Purchase Agreement with Shang Jai Ji dated July 15, 2000 for the Purchase of the Shares of Willsley Company Limited

(b)  Reports on Form 8-K

         On December 12, 2002 the Company filed an 8-K reporting the acquisition of Eternal Technologies Group, Ltd., the change of the Company's name to Eternal Technologies Group, Inc., a one for six reverse stock split and an increase in authorized shares to 95,000,000 common shares and 5,000,000 preferred shares.

ITEM 14.  CONTROLS AND PROCEDURES

(a) The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's independent auditors only provided audit services to the Company. Of the $41,200 paid in 2001, 12,500 was for a conversion of the Company's 2000 financials from International Accounting Standards to GAAP, and $28,700 was for the audit of the financial statements for 2001. It is estimated that the 2002 total will be approximately $45,000 all for audit related services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              ETERNAL TECHNOLOGIES GROUP, INC.

                                     By: /s/ JiJun Wu
                                         -------------------------------------
Dated: May 7, 2003                    JiJun Wu
                                      Chief Executive Officer


Dated: May 7, 2003                  By:/s/ Xingjian Ma
                                        --------------------------------------
                                     Xingjian Ma
                                     Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Name                         Title                                   Date
------------                 -----------                             -----------

/s/ JiJun Wu                Chairman of the Board and Chief        May 7, 2003
----------------------      Executive Officer
JiJun Wu


/s/ Jiansheng Wei           Chief Operating Officer and Director   May 7, 2003
----------------------
Jiansheng Wei

/s/ Dr. Thomas Wagner       Director                               May 7, 2003
----------------------
Dr. Thomas Wagner

/s/ Shien Zhu               Director                               May 7, 2003
----------------------
Shien Zhu

/s/ James Q. Wang           Director                               May 7, 2003
----------------------
James Q. Wang

                                 CERTIFICATIONS

I, JiJun Wu, certify that:

1. I have reviewed this annual report on Form 10-KSB of Eternal Technologies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 7, 2003

By:/s/ JiJun Wu
   ---------------------
JiJun Wu
Chief Executive Officer

I, Xingjian Ma, certify that:

1. I have reviewed this annual report on Form 10-KSB of Eternal Technologies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 7, 2003

By: /s/ Xingjian Ma
   ---------------------
Xingjian Ma
Chief Financial Officer

                        ETERNAL TECHNOLOGIES GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                       Pages

Report of Independent Auditors                                          F-2

Consolidated Balance Sheet                                              F-3

Consolidated Statements of Income                                       F-4

Consolidated Statements of Changes in Shareholders' Equity              F-5

Consolidated Statements of Cash Flows                                   F-6

 Notes to Consolidated Financial Statements                     F-7 to F-18

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Eternal Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Eternal Technologies Group Inc. (a British Virgin Islands corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Eternal Technology Group, LTD. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of American.

/s/ Thomas Leger and Co., LLP

Thomas Leger and Co., LLP
Houston, Texas

April 24, 2003

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)

                                     ASSETS

                                                                 2002                 2001
                                                             -------------        -------------

CURRENT ASSETS
  Cash and bank balances                                      $ 7,135,559         $ 7,753,452
  Inventories                                                     232,401             285,576
  Accounts receivable                                           4,483,855           2,712,506
  Receivable due from related company                             518,212                   -
  Receivable due from
    related parties                                                     -             456,052
  Prepayments and deposits                                        146,715             164,841
                                                            --------------      --------------

TOTAL CURRENT ASSETS                                           12,516,742          11,372,427


FIXED ASSETS (net of accumulated depreciation)                  4,226,603           3,971,773
CONSTRUCTION IN PROGRESS                                        4,658,697           3,619,652
ESTIMATED FUTURE CONSTRUCTION COST UNDER CONTRACT               1,000,000           1,000,000
LAND USE RIGHTS
   (net of accumulated amortization of $558,620
   in 2002 and $310,345 in 2001)                                5,441,380           5,689,655
                                                            --------------      --------------

TOTAL ASSETS                                                $  27,843,423        $ 25,653,507
                                                            ==============      ==============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable for construction                          $  348,193         $ 2,557,616
   Notes payable                                                 782,733                   -
   Estimated payable for construction contracts
   not invoiced                                                1,000,000           1,000,000
   Accounts payable and accrued expenses                         711,572             273,695
   Payable to related company                                    156,265           1,715,663
   Amounts due to related parties                                291,193           1,571,745
                                                          --------------      --------------

TOTAL CURRENT LIABILITIES                                      3,289,956           7,118,719
                                                          --------------      --------------


SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                     -                   -
   Common shares - 95,000,000 and 50,000 shares
   authorized at $.001 and $1.00 par - 25,531,316 and
   1,000 shares issued and outstanding at December
   31, 2002 and 2001 respectively                                25,531               1,000
   Paid - in capital                                          5,825,735           6,644,071
   Retained earnings                                         18,702,201          11,889,717
                                                          --------------      --------------
TOTAL SHAREHOLDERS' EQUITY                                   24,553,467          18,534,788
                                                          --------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 27,843,423         $25,653,507
                                                          ==============      ==============

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)


                                                 2002             2001
                                             ------------     -------------

SALES                                        $ 12,640,964     $ 11,446,361

COST OF SALES                                   2,752,811        3,852,386
                                             -------------    --------------

GROSS PROFIT                                    9,888,153        7,593,975


DEPRECIATION AND AMORTIZATION                     862,052          845,716

SELLING AND ADMINISTRATIVE EXPENSES             1,213,617          937,971

RESEARCH AND DEVELOPMENT COST                   1,000,000                -
                                             -------------    --------------

NET INCOME BEFORE INCOME TAXES                  6,812,484        5,810,288

INCOME TAXES                                            -                -

                                             -------------   ---------------

NET INCOME                                    $ 6,812,484      $ 5,810,288
                                             =============   ===============

EARNINGS PER SHARE
  Basic and diluted
  Net income                                      $ 0.27            $ 0.23
                                             =============   ===============

Weighted average number of common
  shares outstanding
  Basic and diluted                           25,289,600       25,531,316
                                             =============   ===============


Note
 * Number of shares outstanding the date of the merger for comparison only.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)


                                   Common           Common
                                   Stock            Stock          Paid - in        Retained
                                   Share            Amount         Capital         Earnings           Total
                               --------------    -------------   -------------   --------------    -------------

Balance, December 31, 2000        13,887,815       $ 138,878      $1,159,967        $ (745,762)       $ 553,083

Issuance of common stock
during 2001:
  Debts settled and expenses
  paid at $.04                     7,000,000           70,000         193,082                -          263,082
Non-temporary loss on
securities                                 -                -               -         (630,500)        (630,500)
Net change in unrealized
gain (loss) on securities                  -                -               -          200,000          200,000
Net loss year ended
December 31, 2001                          -                -               -         (784,070)        (784,070)
                               --------------    -------------   -------------   --------------    -------------
*Balance, December 31, 2001       20,887,815          208,878       1,353,049     $ (1,960,332)      $ (398,405)

Reverse split 1:6 par $.001
  December 12, 2002              (17,406,499)        (205,397)        205,397                                 -
Capitalization for merger
  December 12, 2002               22,050,000           22,050       4,267,289       13,850,049       18,139,388
Net income year ended
  December 12, 2002                        -                -               -        6,812,484        6,812,484
                               --------------    -------------   -------------   --------------    -------------
Balance December 31, 2002         25,531,316         $ 25,531      $5,825,735      $18,702,201      $24,553,467
                               ==============    =============   =============   ==============    =============


* See note 1. Organization and Principal Activities Waterford Sterling Corporation prior to merger.

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)



                                                           2002              2001
                                                       -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $6,812,484       $ 5,810,288
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                           862,052           845,716
(Increase) decrease in assets:
     Inventories                                              53,175           630,087
     Accounts receivable                                  (1,771,349)       (2,043,136)
     Receivable due from related company                    (518,212)                -
     Receivable due from related parties                     456,052           231,987
     Prepayments and deposits                                 18,126          (137,251)
Increase (decrease) in liabilities:
     Accounts payable for construction work               (2,209,423)          197,760
     Accounts payable and accrued expenses                   412,517           122,875
     Deposit for future delivery                                   -          (385,542)
     Amounts advanced by related parties                  (1,280,552)          967,765
     Account payable to related company                   (1,559,398)        1,715,663
     Estimated payable for construction                            -         1,000,000
                                                        -------------   ---------------

     Net cash provided by operating activities            1,275,472         8,956,212
                                                        -------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                               (854,320)         (247,260)
     Construction in progress                             (1,039,045)          (83,399)
     Estimated future construction costs                           -        (1,000,000)
                                                        -------------   ---------------

   Notes payable                                          (1,893,365)       (1,330,659)
                                                        -------------   ---------------

NET INCREASE IN CASH AND
     BANK BALANCES                                          (617,893)        7,625,553

     Cash and bank balances, beginning of period           7,753,452           127,899
                                                        -------------   ---------------

     Cash and bank balances, at end of period             $7,135,559       $ 7,753,452
                                                        =============   ===============

SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                                   -                 -
   Taxes paid                                                      -                 -

2. During 2002 stock was issued pursuant to an exchange agreement. The following amounts represent the non-cash portion of the transaction:

        Accrued expenses                                        $  (25,360)
        Notes payable                                             (782,733)
                                                           ----------------
                                                                $ (808,093)
                                                           ================

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

NOTES

1. ORGANIZATION AND PRINCIPAL ACTIVITIES


              Pursuant to an exchange agreement, Eternal Technologies Group, Inc., ("Company") formerly known as Waterford Sterling Corporation, completed its acquisition of 100% interest of Eternal Group Limited and Subsidiaries on December 12, 2002. The Company has treated the transaction as a reverse merger for accounting purposes. Following the acquisition, the former shareholders of Eternal Technology Group Limited, a British Virgin Islands limited liability company, now own approximately 85% of the issued and outstanding common shares of Eternal Technologies Group Inc.

              Eternal Phoenix Company Limited was incorporated in the British Virgin Islands with limited liability on March 3, 2000. Pursuant to a resolution passed on June 17, 2000 Eternal Phoenix Company Limited changed its name to ETERNAL TECHNOLOGY GROUP LTD., ("Eternal"). Eternal is a holding company for investments in operating companies.

              Eternal acquired a 100% equity interest in Willsley Company Limited ("Willsley"), a company incorporated in the British Virgin Island with limited liability on May 16, 2000.

              Willsley's principal activity is investments and owns 100% interest in Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd ("Aershan").

              Aershan was incorporated in the People's Republic of China ("the PRC") with limited liability on July 11, 2000 and its principal activities are to run a breeding center, transplant embryos, and to propagate quality meat sheep and other livestock breeds in Inner Mongolia.

2. BASIS OF PRESENTATION

              The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting differs from that used in the statutory financial statements of the subsidiaries which are prepared in accordance with the accounting principles generally accepted in the relevant country. There were no material adjustments.

              Certain amounts in 2001 have been reclassified to permit comparison to 2002 amounts.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

              Basis of consolidation
              The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material Intercompany balances and transactions have been eliminated.

              Economic and political risks
              The Company faces a number of risks and challenges since its main operations are in the PRC.

              Cash and cash equivalents
              The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

              The Company maintains no accounts in the United States of America. All cash and cash equivalents, approximately $7,135,559, was restricted by the Company for operations in the PRC.

              Accounts receivable
              No allowance for doubtful accounts has been established, as management believes all amounts are collectible.

              Inventory
              Inventories are measured at lower of cost and net realizable value using the first-in first-out ("FIFO") or weighted average cost formulas.

              Fixed assets and depreciation
              Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                              Buildings                           2%-4%
                              Furniture and fixtures              20%
                              Office equipment                    20%
                              Motor vehicles                      20%

              In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

              Land lease rights and amortization
              Land lease rights in Mainland China were stated at cost less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the lesser of its estimated useful life or the lease term. The principal annual rate used for amortization is 2%.

              Income taxes
              Income taxes are determined under the liability method as required by Statement by Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes". The Company's current operations are currently exempt from taxation.

              Foreign currency translation
              The Company maintains no accounts in currency of the United States of America.

              One of the subsidiaries maintains their books and accounts in Peoples Republic of China currency, which is called Renminbi ("RMB"). Translation of all assets and liabilities of amounts from RMB into US$ has been made at the single rate of exchange on December 31, 2002 and 2001 of US 1.00: RMB 8.30. No representation is made the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2002 or 2001 or at any other date.

              On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

              The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

              Revenue recognition
              Revenue from the sale of livestock, embryos, forage grasses and raw materials is recognized when the merchandise is delivered to the customer and title passes.

              Research and development
              Research and development costs are charged to operations as incurred.

              Employees' benefits
              Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

              Use of estimates
              The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

              Earnings per share
              The Company has adopted SFAS No. 128, "Earnings Per Share". Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
                                      F-11

              Per share amounts and shares have been adjusted for the 6 to 1 reverse stock split on December 12, 2002.

              Recent pronouncements
              In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material effect on the Company's financial position, results of operations, or cash flows.

              In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's future results of operations or financial position.

              In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's future results of operations or financial position.

              In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is required to adopt SFAS 145 effective January 2003. The Company does not believe that the adoption of SFAS 145 will have a material effect on the Company's financial position, results of operations, or cash flows.

             In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows.

4. FIXED ASSETS
              Fixed assets are comprised of the following at December 31:

                                                     2002             2001
                                                    -----            -----
                  Infrastructure               $     226,506    $    81,928
                  Buildings                        3,428,537      2,519,277
                  Equipment                        1,265,961      1,225,200
                  Other                              626,506        826,024
                                                 ------------    ------------
                                                   5,547,510      4,652,429
                  Accumulated Depreciation        (1,320,907)      (680,656)
                                                 ------------    ------------
                                               $   4,226,603    $ 3,971,773
                                                 ============    ============

5. NOTES PAYABLE
      Balance at December 31, 2002:

      Promissory note to Market Management LLC, due December 11, 2005, interest payments are due semi-annually commencing 180 days after
      the date of the note (December 11, 2002) at 8% per annum.         $616,753

      Promissory note to Thomas I. Tedrow due December 11, 2005, interest payments are due semi- Annually commencing 180 days after the date of the
      note (December 11, 2002) at 8% per annum.                          165,980
                                                                         -------
                                                                        $782,733

             Each of the notes listed above are repayable from the first dollars received from any proceeds of any offering subsequent to the acquisition of Eternal Technologies Group Ltd. or at the option of the Lender, convertible into post reverse split common shares at a rate equal to the mean of the high and low share price as of the first date that the shares begin trading subsequent to the acquisition.

              The Company is performing additional detailed review of all expenditures prior to the merger. The balances of the notes are subject to change pending the outcome of the review of these expenditures.

6. INCOME TAXES

              The companies operate in several jurisdictions and may be subject to taxation in those jurisdictions.

              It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States of America. Accordingly, no United States corporate taxes have been provided in these financial statements.

              Under current law of the British Virgin Islands, any dividends and capital gains arising form the Company's investments are not subject to income tax in the British Virgin Islands.

              Companies with operations in the Peoples Republic of China may be subject to taxes for income therein. The Income Tax Law of the Peoples Republic of China for Enterprises with Foreign Investment and Foreign Enterprises provide certain exemptions from taxation. Aershan should be exempt from taxation. Accordingly, no PRC corporate taxes have been provided in these financial statements.

7. CONCENTRATION OF CREDIT RISKS

              Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits, trade receivables, long-term receivable and the amounts due from and to directors and related companies.

                  (i) Cash deposits
                  The Group places it cash deposits with an international bank.

                  (ii) Amounts due from related companies The Company does not have a policy of requiring collateral.

                  (iii) Amounts due from and to directors (See "Additional related party balances and transactions")

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

              The fair values of financial instruments are set out as follows
              (i) Cash deposits The cash deposits are stated at cost, which approximates market value.
              (ii) Trade receivables, other receivables and amounts due from directors and related companies Trade receivables, other receivables and the amounts due from related companies and directors are stated at their book value less provision for doubtful debts, which approximates the fair value.
              (iii) Accounts payable and amounts due to related companies and directors are stated at their book value which approximates their fair value.


9. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

              The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

              The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

10. ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

              The Company's amounts due from/(to) directors, related parties, and related company are unsecured, interest-free and are repayable on demand. China Continental, Inc. ("CCI") is a related company. One of the Company's officers, directors and major shareholder (Shang Jia Ji) owns more than 10% of CCI and Towering International Trade (US) Corp.

              CCI acquired 2,000 goat embryos and services from Eternal for US$425,000 in December, 2000. CCI's 2,000 goats with implanted embryos were sold in March, 2001 for approximately US$1,687,000.

              CCI had sales of forage grass to Eternal for approximately US$1,735,000 during 2001. These purchases were at the same price as to third parties. The forage grass was sold to a third party for $1,855,000.

              Eternal sold 3,000 goat embryos and services to a subsidiary of CCI for approximately US$600,000 during 2002.

              Eternal acquired 100% interest in Aershan in a transaction valued at $6,000,000 from Shang Jia Ji. The $6,000,000 represents Shang Jia Ji's cost.

              Eternal entered into various construction contracts with companies controlled by Shang Jai Ji. The contracts totaled approximately $985,530. This amount was paid in full by December 31, 2002.

              The Company entered into a contract with Towering International Trade (US) Corp during 2001 for a research and development project totaling $1,400,000. No payments were made in 2001. During 2002, $400,000 was paid on this contract.

              The Company entered into an ivestor relations agreement with Stoneside Development Limited ("Stoneside"). Stoneside is controlled by Thomas L. Tedrow. The agreement is for $10,000 per month for twenty-four months commencing June 2002. Thomas L. Tedrow also received a $90,000 fee from the Company.

11. MAJOR CUSTOMERS

              The Company purchases and sells livestock whose purchases and sales exceed 10% of total purchases and sales.

                  Purchases:                          2002              2001
                                                      ----              ----
                                    Company A           -               16%
                                    Company B         40%               31%
                                    Company C           -               43%
                                    Company D         40%                 -
                  Sales:
                                    Company E         49%               84%
                                    Company F           -               16%
                                    Company G         44%                 -
12. CONTINGENCIES AND COMMITMENTS

              The Company is committed to various entities for certain research and development projects. These commitments totaled $1,600,000 and $2,600,000 at December 31, 2002 and 2001.