Form 10QSB
period 2003-03-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2003-05-16
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                           62-1655508
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


        Suite 1801-02 Jinwan Mansion, 358 Nanjing Rd. Tianjin, PRC 300100
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                               011-86-22-2750-1802
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of May 15, 2003, 25,531,316 shares of Common Stock of the issuer were outstanding.

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2003 and
           December 31, 2002                                              3

           Unaudited Consolidated Statements of Income - For the
           three months ended March 31, 2003 and 2002                     4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2003 and 2002             5

           Notes to Consolidated Financial Statements                     6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                            7

PART II - OTHER INFORMATION

            Signatures                                                    8

            Certifications                                               10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                             (UNITED STATES DOLLARS)

                                     ASSETS

                                                  March 31           December 31
                                                   2003                 2002
                                                ------------        -----------
                                                 (Unaudited)          (Audited)
CURRENT ASSETS
  Cash and bank balances                       $ 11,626,012           7,135,559
  Inventories                                       232,401              32,401
  Accounts receivable                                     -           4,483,855
  Common stock subscribed                            71,706                   -
  Receivable due from related company               518,212             518,212
  Prepayments and deposits                          149,607             146,715
                                                -----------           ---------
TOTAL CURRENT ASSETS                             12,597,938          12,516,742

FIXED ASSETS
  (net of accumulated depreciation of
   $1,472,292 in 2003 and $1,320,907 in 2002      4,075,218           4,226,603
CONSTRUCTION IN PROGRESS                          4,658,697           4,658,697
ESTIMATED FUTURE CONSTRUCTION COST UNDER CONTRACT 1,000,000           1,000,000
LAND USE RIGHTS
   (net of accumulated amortization of $620,704
    in 2003 and $558,620 in 2002)                 5,379,296           5,441,380
                                                -----------          ----------
TOTAL ASSETS                                   $ 27,711,149        $ 27,843,422
                                                ===========        ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable for construction             $ 348,193            $ 348,193
   Notes payable                                   782,833              782,733
   Estimated payable for construction
    contracts not invoiced                       1,000,000            1,000,000
   Accounts payable and accrued expenses           731,254              711,572
   Payable to related company                      151,379              156,265
   Amounts due to related parties                  309,534              291,193
                                                -----------          ----------
TOTAL CURRENT LIABILITIES                        3,323,193            3,289,956
                                                -----------          ----------
SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par-
      none issued                                       -                    -
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 26,079,316  and 25,531,316 shares issued
   and outstanding at March 31, 2003 and December 31,
    2002, respectively                             26,079               25,531
   Paid - in capital                            5,978,779            5,825,735
   Retained earnings                           18,383,098           18,702,201
                                              -----------          ------------
TOTAL SHAREHOLDERS' EQUITY                     24,387,956           24,553,467
                                              -----------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 27,711,149         $ 27,843,423
                                              ===========          ============

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                      March 31
                                         -------------------------------------
                                              2003                 2002
                                         ---------------      ----------------
                                           (Unaudited)           (Unaudited)

SALES                                          $ 28,376             $ 602,410

COST OF SALES                                         -               315,986
                                         ---------------      ----------------
GROSS PROFIT                                     28,376               286,424

DEPRECIATION AND AMORTIZATION                   213,469               148,340

SELLING AND ADMINISTRATIVE EXPENSES             134,010                67,447
                                         ---------------      ----------------
NET INCOME BEFORE INCOME TAXES                 (319,103)               70,637

INCOME TAXES                                          -                     -
                                         ---------------      ----------------
NET INCOME                                    $(319,103)             $ 70,637
                                         ===============      ================

EARNINGS PER SHARE
  Basic and diluted
  Net income (loss)                             $ (0.01)              $ 0.00
                                                ========              ======

Weighted average number of common
  shares outstanding
  Basic and diluted                         26,079,316            25,531,316  *
                                            ===========           ===========

Note
* Number of shares outstanding the date of the merger for comparison only.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                            March 31
                                                 -------------------------------
                                                    2003                 2002
                                                 ------------       ------------
                                                  (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ (319,103)        $ 70,637
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                   213,469          148,340
(Increase) decrease in assets:
     Inventories                                           -          215,584
     Accounts receivable                           4,483,855        2,216,867
     Receivable due from related parties                   -         (554,823)
     Prepayments and deposits                         (2,892)          26,144
Increase (decrease) in liabilities:
     Accounts payable for construction work                -          (93,615)
     Accounts payable and accrued expenses            19,682          (41,412)
     Notes payable                                       100                -
     Other payable                                                     14,096
     Amounts advanced by related parties              18,342          514,287
     Account payable to related company               (4,886)      (1,715,663)
     Estimated payable for construction                            (1,000,000)
                                                 ------------    -------------
     Net cash provided by operating activities     4,408,567         (199,558)
                                                 ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                         251,729
     Construction in progress                                        (144,096)
     Estimated future construction costs                   -        1,000,000
                                                -------------    -------------
   Net cash used by investing activities                   -        1,107,633
                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVIES
    Issuance of capital shares                        81,886            9,000
                                                -------------    -------------
NET INCREASE IN CASH AND
     BANK BALANCES                                 4,490,453          917,075

     Cash and bank balances, beginning of period   7,135,559        7,753,452
                                               --------------    -------------
     Cash and bank balances, at end of period    $11,626,012       $8,670,527
                                               ==============    =============
SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                          -                -
   Taxes paid                                             -                -

2. During the quarter ended March 31, 2003, 548,000 shares were issued. 249,000 shares were subscribed to and the proceeds of $71,706 were collected on April 2, 2003. Cost associated with the issues were $43,687.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reporting entity

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

Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 (b) Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Segment reporting

          The Company currently is engaged in only one business segment.

Cash

Approximately $11,622,000 of cash is restricted by the company for use in the PRC

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2003 compared to the Three Months Ended March 31, 2002

Revenues

         Revenues for the three months ended March 31, 2003 decreased by $574,034 or 95.3% to $28,376 from $602,410 for the corresponding period of the prior year. As a general rule, because of the seasonality of the Company's business it has little or no revenue in the quarterly period ended March 31. However, in the quarterly period ended March 31, 2002, the Company reported revenues of $602,410 all of which was from a sale made during calendar year 2001, but on which delivery did not occur until the first quarter of 2002. Without this aberration, there would have been an increase in revenue in the quarterly period ended March 31, 2003 when compared to the quarterly period ended March 31, 2002.

Cost of Sales

         There were no cost of sales for the three months ended March 31, 2003. Because delivery on a sale made in calendar year 2001 did not occur until the first quarter of 2002, there were $315,986 of cost of sales for the quarterly period ended March 31, 2002.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended March 31, 2003 increased by $65,129 or 43.9% to $213,469 from $148,340 for the corresponding period of the prior year. The increase in depreciation and amortization resulted because of additional improvements to the form which are being amortized.

Selling and Administrative Expenses

         Selling and administrative expenses for the three months ended March 31, 2003 increased by $66,563 or 98.7% to $134,010 from $67,447 for the corresponding period of the prior year. The increase in the selling and administrative expenses is attributable to expenses incurred for financial public relations and professional expenses required for a U.S. reporting company.

Net Income (Loss)

         As a result of the foregoing, the Company incurred a net operating loss of $319,103 for the three months ended March 31, 2003 compared to net income of $70,637 for the three months ended March 31, 2002. There were no income taxes recorded for either three month period.

Liquidity and Capital Resources

         As of March 31, 2003, the Company had cash of $11,626,012 and working capital of $9,274,748. This compares with cash of $7,135,559 and working capital of $9,226,786 at December 31, 2002.

         Cash flows from operating activities totaled $4,408,567 for the three months ended March 31, 2003. This compares with cash used in operating activities of $199,558 for the three months ended March 31, 2002. Although there was a decline in earnings for the three months ended March 31, 2003 from the corresponding period of the prior year, this was more than offset by an increase in depreciation and amortization and positive net charges in the current accounts.

         There were no investing activities by the Company during the three months ended March 31, 2003. During the corresponding period of the prior year, the Company used $1,107,633 in investing activities for the purchase of fixed assets and for construction costs.

         Cash flows from financing activities totaled $81,886 for the three months ended March 31, 2003 compared to $9,000 for the corresponding period of the prior year. All of the cash flows from financing activities for both three month periods were from the sale of the Company's common stock.

         Although the Company has a cash and bank balance of $11,626,012 all but $4,000 is restricted for certain uses within the People's Republic of China. Therefore, if the Company is to expand in the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out its business objectives for the next twelve (12) months.

Item 3.    Controls and Procedures

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2.   Changes in Securities

         None

Item. 3. Defaults Upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         During the three months ended March 31, 2003, the Company issued 548,000 shares of its common stock. $71,706 of net proceeds from 249,000 of these shares were received by the Company on April 2, 2003.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
                   None

         b)    Reports on Form 8-K
                   None

                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         ETERNAL TECHNOLOGIES GROUP, INC.


                                       /s/ JiJun Wu
                                         -------------------------------------
May 16, 2003                               JiJun Wu, Chief Executive Officer


                                      /s/ Xingjian Ma
May 16, 2003                             -------------------------------------
                                          Xingjian Ma, Chief Financial Officer

                                 CERTIFICATIONS

I, JiJun Wu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eternal Technologies Group, Inc.;

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

Dated: May 16, 2003

By: /s/ JiJun Wu
   ---------------------
JiJun Wu
Chief Executive Officer

I, Xingjian Ma, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eternal Technologies Group, Inc.

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

Dated: May 16, 2003

By: /s/ Xingjian Ma
   --------------------
Xingjian Ma
Chief Financial Officer