Form 10QSB
period 2003-06-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2003-08-15
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                            62-1655508
------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


          Suite 04-06, 28/F, Block A, Innotec Tower, 235 Nanjing Road,
                        Heping District, Tianjin, 300100
          ------------------------------------------------------------
                    (Address of principal executive offices)

                               011-86-22-2750-1802
                            -------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

         As of July 31, 2003, 26,684,275 shares of Common Stock of the issuer were outstanding.

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                           Page
                                                                          Number
 PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - June 30, 2003 and
           December 31, 2002                                                3

           Unaudited Consolidated Statements of Income - For the
           three months and Six Months ended June 30, 2003 and 2002         4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months and Six Months ended June 30,
             2003 and 2002                                                  5

           Notes to Consolidated Financial Statements                       6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                              9

PART II - OTHER INFORMATION

            Signatures                                                    10

                Certifications                                            11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                             (UNITED STATES DOLLARS)

                                     ASSETS

                                                                  JUNE 30         December 31
                                                                   2003             2002
                                                                -----------       -----------

(Unaudited) (Audited)
CURRENT ASSETS
  Cash and bank balances                                     $ 11,727,651        $ 7,135,559
  Inventories                                                     232,401            232,401
  Accounts receivable                                                   -          4,483,855
  Receivable due from related company                             522,212            518,212
  Prepayments and deposits                                        149,607            146,715
                                                             ------------         -----------
TOTAL CURRENT ASSETS                                           12,631,871         12,516,742

FIXED ASSETS
  (net of accumulated depreciation of
  $1,623,677 in 2003 and $1,320,907 in 2002                     3,923,833          4,226,603
CONSTRUCTION IN PROGRESS                                        4,658,697          4,658,697
ESTIMATED FUTURE CONSTRUCTION COST UNDER
CONTRACT                                                        1,000,000          1,000,000
LAND USE RIGHTS
   (net of accumulated amortization of
   $682,788 in 2003 and $558,620 in 2002)                       5,317,212          5,441,380
                                                              ------------        ----------
TOTAL ASSETS                                                 $ 27,531,613        $27,843,422
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable for construction                            $ 348,193        $   348,193
   Notes payable                                                  782,733            782,733
   Estimated payable for construction
contracts not invoiced                                          1,000,000          1,000,000
   Accounts payable and accrued expenses                          789,658            711,572
   Payable to related company                                     151,379            156,265
   Amounts due to related parties                                 321,583            291,193
                                                              -----------         -----------

TOTAL CURRENT LIABILITIES                                       3,393,546          3,289,956
SHAREHOLDERS' EQUITY

  Preferred shares - 5,000,000 authorized
$.001 par - none issued                                                 -                  -
   Common shares - 95,000,000 shares authorized,
   At $.001 par, 26,177,046 and 25,531,316 shares
   issued and outstanding at June 30, 2003 and
   December 31, 2002, respectively                                 26,177             25,531
   Paid - in capital                                            6,012,325          5,825,735
   Retained earnings                                           18,099,565         18,702,200
                                                             ------------        -----------
TOTAL SHAREHOLDERS' EQUITY                                     24,138,067         24,553,466
                                                             ------------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $27,531,613        $27,843,422
                                                             ============        ===========

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (UNITED STATES DOLLARS)

                                              Three Months Ended              Six Months Ended
                                                  June 30                          June 30
                                            -----------------------        -------------------------
                                            2003               2002        2003                 2002
                                           -------            ------      ------                ------
                                         (Unaudited)        (Unaudited)(Unaudited)            (Unaudited)


SALES                                     $ 91,084           $ 240,963  $ 119,460             $ 843,373

COST OF SALES                                    -             120,481          -               436,467
                                         ---------            --------- ---------              ---------
GROSS PROFIT                                91,084             120,482    119,460               406,906

DEPRECIATION AND AMORTIZATION              213,469             288,267    426,938               436,607
RESEARCH AND DEVELOPMENT COSTS                   -                   -          -             1,000,000
SELLING AND ADMINISTRATIVE
EXPENSES                                   161,147             361,526    295,157               428,973
                                        ----------            --------- ---------             ----------
NET LOSS BEFORE INCOME TAXES              (283,532)           (529,311)  (602,635)           (1,458,674)

INCOME TAXES                                     -                   -          -                     -
                                        ----------            --------- ---------             ----------
NET LOSS                                $ (283,532)         $ (529,311) $(602,635)          $(1,458,674)
                                        ==========            ========= =========             ==========
EARNINGS PER SHARE
  Basic and diluted
  Net loss                                 $ (0.01)            $ (0.02)   $ (0.02)              $ (0.06)

Weighted average number of common
  shares outstanding
  Basic and diluted                     26,119,233          25,531,316 * 25,892,971          25,531,316
                                       =========            ============ ==========          ==========

Note
 *Number of shares outstanding the date of the merger for comparison only.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                                       June 30
                                                            ----------------------------------
                                                               2003                       2002
                                                             --------                 --------


(Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $ (602,635)               $(1,458,674)
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortizatio                            426,938                    436,607
(Increase) decrease in assets:
     Inventories                                                   -                   (190,038)
     Accounts receivable                                   4,483,855                  1,975,904
     Receivable due from related parties                      (4,000)                    68,218
     Prepayments and deposits                                 (2,892)                    18,192
Increase (decrease) in liabilities:
     Accounts payable for construction work                        -                 (2,557,615)
     Accounts payable and accrued expenses                    78,086                     94,843
     Amounts advanced by related parties                      30,390                     64,500
     Account payable to related company                       (4,886)                (1,715,663)
                                                             --------               ------------

     Net cash provided by operating
activities                                                  4,404,856                (3,263,726)
                                                            ----------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                       -                  (905,665)
     Construction in progress                                       -                  (639,510)
                                                             ----------             -----------
   Net cash used by investing activities                            -                (1,545,175)
                                                             ----------              -----------
CASH FLOWS FROM FINANCING ACTIVIES
    Issuance of capital shares                                187,236                     9,000
                                                             ----------              -----------
NET INCREASE IN CASH AND
     BANK BALANCES                                          4,592,092                (4,799,901)

     Cash and bank balances, beginning
of period                                                   7,135,559                 7,753,452
                                                            -----------              ------------

     Cash and bank balances, at end
of period                                                 $11,727,651                $2,953,551
                                                            ===========              ============
SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                                    -                         -
   Taxes paid                                                       -                         -


2. During the six months ended June 30, 2003, 645,730 shares were issued. Cost associated with the issues were $94,153.

NOTES

1.       Reporting entity


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

              In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003, the results of operations for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.       Segment reporting

               The Company currently is engaged in only one business segment.

4.       Cash
             Approximately $11,725,000 of cash is restricted by the company for use in operations in the PRC.

Item 2. Management discussion and Analysis of Financial Condition and Result of Operations


Results of Operation -

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2003 and 2002.

Three Months Ended June 30, 2003 As compared to Three months Ended June 30, 2002

Revenues -

Revenues decreased by $149,979 or by 62% to $91,084 for the three months ended June 30, 2003 from $240,963 for the three months ended June 30, 2002. As a general rule, because of the seasonality of the company's business, it has little or no revenue in the quarterly period ended June 30.

Cost of Sales -

There were no identifiable cost of sales for the three months ended June 30, 2003. Cost of sales was $120,481 for the three months ended June 30, 2002, which were costs directly associated with the delivery of embryos and transplants during the quarter.


Depreciation and Amortization -

Depreciation and amortization expense decreased by $74,798 or 26% to $213,469 for the three months ended June 30, 2003 from $288,267 for the three months ended June 30, 2002. Depreciation expense was higher for the same quarter in 2002 primarily because certain assets placed into service at the end of 2001 were not depreciated properly in the first quarter of 2002.


Selling and Administrative Expenses -

Selling and administrative expenses for the three months ended June 30, 2003 decreased by $200,379 or 56% to $161,147 from $361,526 for the same period in 2002, and is primarily attributable to a lower public relations and professional expenses incurred.


Net Income (Loss)

As a result of the foregoing, the Company incurred a net operating loss of $283,532 for the three months ended June 30, 2003 compared to a net loss of $529,311 for the three months ended March 31, 2002.


Six Months Ended June 30, 2003 As Compared to Six Months Ended June 30, 2002.


Revenues -

Revenues decreased by $723,913 or 86% to $119,460 for the six months ended June 30, 2003 from $843,373 for the six months ended June 30, 2002. The decrease was primarily due to sales made in 2001, but delivery did not take place until 2002. Without this aberration, revenues for 2003 would have been slightly higher than 2002.


Cost of Sales -

There were no identifiable cost of sales for the six months ended June 30, 2003. Cost of sales was $436,467 for the six months ended June 30, 2002 which was costs directly associated with the delivery of embryos and transplants during the period.


Depreciation and Amortization -

Depreciation and amortization decreased by $9,669 or 2% to $426,938 for this six months ended June 30, 2003 from $436,607 during this six months ended June 30, 2002.


Research and Development Costs -

Research and development costs decreased by $1,000,000 or 100% to none at June 30, 2003. Although research is on going no identifiable additional costs have been incurred during 2003.


Selling and Administrative Expenses -

Selling and distractive decreased by $133,816 or 31% to $295,157 for the sic months ended June 30, 2003 as compared to the same period in 2002. The decrease is primarily attributable to lower public relations and professional expenses incurred.


Net Income (Loss) -

Net loss decreased by $856,039 or 59% to $602,635 for the six months ended June 30, 2003 from a loss of $1,458,674 at June 30, 2002. This is primarily the result of decreased expenditures for research and development.


Liquidity and Capital Resources -

The Company hade $11,727,651 in cash at June 30, 2003 compared to $7,135,559 at June 30, 2002. The Company's working capital is $9,238,325 at June 30, 2003 compared to $9,226,786 at December 31, 2002.

Cash flows from operating activities totaled $4,404,856 for the six months ended June 30, 2003. This compares with cash used in operating activities of $3,263,726 for the six months ended June 30, 2002. This is the result of a decrease in met loss by $856,039 and collection of all trade receivables outstanding at December 31, 2002 of $4,483,855.


There were no investing activities by the Company during the six months ended June 30, 2003. During the corresponding period of the prior year the Company used $1,545,173 in investing activities for the purchase of fixed assets and for construction costs.

Cash flows from financing activities totaled $187,236 for the six months ended June 30, 2003 compared to $9,000 for the corresponding period in 2002. All cash flows from financing activities for 2003 and 2002 were from the sale of the Company's common stock.

         Although the Company has a cash and bank balance of $11,727,651 all but $4,000 is restricted for certain uses within the People's Republic of China. Therefore, if the Company is to expand in the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out its business objectives for the next twelve (12) months.

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

         None

Item. 3. Defaults Upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         During the three months ended June 30, 2003, the Company issued 97,730 shares of its common stock for cash.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
                   None

         b)        Reports on Form 8-K None

                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                        ETERNAL TECHNOLOGIES GROUP, INC.


                                   /s/ JiJun Wu
                                  -------------------------------------
August 13, 2003                    JiJun Wu, Chief Executive Officer


                                   /s/ Xingjian Ma
August 13, 2003                   -------------------------------------
                                   Xingjian Ma, Chief Financial Officer

                                 CERTIFICATIONS

I, JiJun Wu, certify that:

1. I have reviewed this Form 10-QSB of Eternal Technologies Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;**

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 13, 2003                       /s/ JiJun Wu
                                            -----------------------
                                            JiJun Wu
                                            Chief Executive Officer

I, Xingjian Ma, certify that:

1. I have reviewed this Form 10-QSB of Eternal Technologies Group, Inc.;

4. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

5. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;**

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 13, 2003                       /s/ Xingjian Ma
                                            -----------------------
                                            Xingjian Ma
                                            Chief Financial Officer