Form 10QSB
period 2003-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2003-11-14
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                      62-1655508
----------------------------------             ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


          Suite 04-06, 28/F, Block A, Innotec Tower, 235 Nanjing Road,
                        Heping District, Tianjin, 300100
          -------------------------------------------------------------
                    (Address of principal executive offices)

                               011-86-22-2750-1802
                            -------------------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 YES __   NO X
                                                                            ----

         As of November 14, 2003, 29,177,396 shares of Common Stock of the issuer were outstanding.

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                                   Page


Number PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - September 30, 2003 (unaudited) and
           December 31, 2002                                                             3

           Unaudited Consolidated Statements of Income - For the
           three months and nine months ended September  30, 2003 and 2002               4

           Unaudited Consolidated Statements of Cash Flows- For the three months and nine months ended September 30,
             2003 and 2002                                                               5

           Notes to Consolidated Financial Statements                                    6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                                           8

PART II - OTHER INFORMATION

            Signatures                                                                  12

            Certifications                                                              13

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)


  ASSETS
                                                                        September 30              December 31
                                                                           2003                      2002
                                                                      ---------------           ---------------


(Unaudited) (Audited)
CURRENT ASSETS
  Cash and bank balances                                                 $ 8,197,367               $ 7,135,559
  Inventories                                                                232,401                   232,401
  Deferred costs                                                           5,500,000                         -
  Accounts receivable                                                              -                 4,483,855
  Common stock subscribed                                                     36,118                         -
  Receivable due from related company                                        518,212                   518,212
  Prepayments and deposits                                                   152,010                   146,715
                                                                      ---------------           ---------------

TOTAL CURRENT ASSETS                                                      14,636,108                12,516,742


FIXED ASSETS
  (net of accumulated depreciation of $1,775,062 in 2003
   and $1,320,907 in 2002                                                  3,772,448                 4,226,603
CONSTRUCTION IN PROGRESS                                                   4,658,697                 4,658,697
ESTIMATED FUTURE CONSTRUCTION COST UNDER CONTRACT                          1,000,000                 1,000,000
LAND USE RIGHTS
   (net of accumulated amortization of $744,873 in 2003
    and $558,620 in 2002)                                                  5,255,128                 5,441,380
                                                                      ---------------           ---------------

TOTAL ASSETS                                                           $ 29,322,381              $127,843,422
                                                                      ===============           ===============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable for construction                                       $ 402,771                 $ 348,193
   Notes payable                                                             503,857                   782,733
   Estimated payable for construction contracts not invoiced               1,000,000                 1,000,000
   Accounts payable and accrued expenses                                     613,202                   711,572
   Prepayments                                                             1,060,241                         -
   Payable to related company                                                119,363                   156,265
   Amounts due to related parties                                            317,896                   291,193
                                                                      ---------------           ---------------

TOTAL CURRENT LIABILITIES                                                  4,017,330                 3,289,956
                                                                      ---------------           ---------------
SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                                  -                         -
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 28,474,475  and 25,531,316 shares issued and
   outstanding at September 30, 2003 and December 31, 2002, respectively      28,474                    25,531
   Paid - in capital                                                       7,492,549                 5,825,735
   Retained earnings                                                      17,784,028                18,702,200
                                                                      ---------------           ---------------
TOTAL SHAREHOLDERS' EQUITY                                                25,305,051                24,553,466
                                                                      ---------------           ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 29,322,381               $27,843,422
                                                                      ===============           ===============

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (UNTIED STATES DOLLARS)


                                                         Three Months Ended                Nine Months Ended
                                                           September 30                     September 30
                                                    ------------------------------   ------------------------------
                                                      2003                2002         2003              2002
                                                    ----------         -----------   ----------        ------------
                                                   (Unaudited)         (Unaudited)  (Unaudited)        (Unaudited)


SALES                                                      $ -             $ -        $ 119,460       $ 843,373

COST OF SALES                                                -               -                -         436,467
                                                 --------------  --------------   --------------  --------------

GROSS PROFIT                                                 -               -          119,460 #       406,906


DEPRECIATION AND AMORTIZATION                          213,469         250,432          640,407         687,039
RESEARCH AND DEVELOPMENT COSTS                               -               -                -       1,000,000
SELLING AND ADMINISTRATIVE EXPENSES                    102,068          80,645          397,226         509,618

                                                 --------------  --------------   --------------  --------------

NET LOSS BEFORE INCOME TAXES                          (315,537)       (331,077)        (918,173)#    (1,789,751)

INCOME TAXES                                                 -               -                      -               -
                                                 --------------  --------------   --------------  --------------

NET LOSS                                            $ (315,537)     $ (331,077)      $ (918,173)   $ (1,789,751)
                                                 ==============  ==============   ==============  ==============


EARNINGS PER SHARE
  Basic and diluted
  Net loss                                              ($0.01)        $ (0.01)          ($0.03)        $ (0.07)
                                                        =======        ========          =======        ========

Weighted average number of common
  shares outstanding
  Basic and diluted                                 26,917,661      25,531,316 *     26,238,287      25,531,316 *
                                                 ==============  ==============   ==============  ==============



Note
 *Number of shares outstanding the date of the merger for comparison only.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                               SEPTEMBER 30
                                                        ---------------------------
                                                          2003                2002
                                                        ----------        ---------
                                                       (Unaudited)

(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ (918,172)     $(1,458,674)
Adjustments to reconcile net income to                            -
   net cash provided by operating activities:                     -
     Depreciation and amortization                          640,407          436,607
(Increase) decrease in assets:                                    -
     Inventories                                                  -         (190,038)
     Deferred costs                                      (5,500,000)               -
     Accounts receivable                                  4,483,855        1,975,904
     Receivable due from related parties                          -           68,218
     Prepayments and deposits                                (5,295)          18,192
Increase (decrease) in liabilities:
     Accounts payable for construction work                  54,578       (2,557,615)
     Notes payable                                         (278,876)               -
     Accounts payable and accrued expenses                  (98,370)          94,843
     Amounts advanced by related parties                     26,703           64,500
     Account payable to related company                     (36,902)      (1,715,663)
     Prepayments                                          1,060,241                -
                                                      --------------    -------------

     Net cash provided by operating activities              (571,831)      (3,263,726)
                                                      --------------    -------------
                                                                         -
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                               (905,665)
     Construction in progress                                     -         (639,510)

                                                       --------------    -------------
   Net cash used by investing activities                          -       (1,545,175)
                                                       --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITGEACTIVITIES
    Issuance of capital shares                            1,633,639            9,000
                                                      --------------    -------------


NET INCREASE IN CASH AND
     BANK BALANCES                                        1,061,808       (4,799,901)

     Cash and bank balances, beginning of period          7,135,559        7,753,452
                                                      --------------    -------------

SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                                  -                -
   Taxes paid                                                     -                -

2.  During the nine months ended September 30, 2003,
    2,943,159 shares were issued. Cost associated with the issues were $330,000

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

4.  Cash

Approximately $7,300,000 of cash is reserved by the company for use in operations in the PRC.

5. The deferred costs of $5,500,000 are for the purchase of 2,000 cows at a cost of $2,700 each. These cattle were purchased under an agreement to sell them back to the original owner during 2004. The cattle are being used to harvest embryos.

Item 2. Management discussion and Analysis of Financial Condition and Result of Operations

Our operations are conducted through our wholly-owned subsidiary, Eternal Technologies Group Ltd. ("Eternal Technologies - BVI"), a British Virgin Islands company, and its subsidiaries.

Eternal Technologies - BVI was incorporated in the British Virgin Islands in March 2000. In May 2000, Eternal Technologies - BVI acquired 100% of Willsley Company Limited. Willsley is a holding company that owns 100% of Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd. ("Aershan Agriculture"). Aershan Agriculture operates a farm and breeding center focused on the propagation of superior breeds of sheep and livestock in the Inner Mongolia region of China.

In January, 2003, we supplemented our research and development embryo transfer capabilities by establishing a relationship with Beijing AnBo Embryo Biotech Center ("AnBo Biotech Center"), a biotech research and development and embryo transfer center located in Beijing.

Our operations are focused on developing superior livestock breeds in order to improve the quality and yield of livestock in China and the profitability of livestock operations. We initially imported embryos from Australia and the United States. We are utilizing our facilities and expertise to develop a herd of "carrier animals" in order to produce a domestic supply of embryos, eliminating our dependence on third party foreign embryo suppliers and reducing our cost of embryos. Under that program, we (1) breed, own and manage a herd of sheep on our farm and (2) purchase dairy cattle, inject our bio-engineered embryo into the "host animals", and, after birth, retain the offspring to serve as breeder stock and sell the "host animal" back to the original owner.

We utilize our genetically engineered livestock embryos and our breeding and biotech expertise to offer a range of livestock breeding services and products, including sale of embryos, artificial insemination and embryo transplant services, both at our facilities and on-site, and related products and services designed to improve production, quality and profitability of Chinese livestock operators.

Our initial operations focused on the production and sale of bio-engineered embryo and services targeted to sheep growers. In 2003, we expanded our operations to include the dairy cattle market.

In late 2003, we began implementation of a mutton production and sale program focused on the processing and sale of mutton from our higher yielding, higher quality genetically-engineered stock. In implementing our mutton production and sales strategy, we utilize our farm in Inner Mongolia to raise a heard of sheep for ultimate processing and sale. Because of changes in government policy relating to plowing in Inner Mongolia, we have determined that we may have impediments to the ongoing economic use of our farm for grazing. Pending a final determination with respect to the economic viability of using our farm for grazing, we continue to carry out our mutton production and sale strategy supplemented through purchases from our clients of sheep raised from our genetically-engineered embryo, with meat processing contracted to slaughter houses and sale of processed meat to wholesale purchasers in and around Beijing. Depending on the outcome of our evaluation of the economic viability of our farm, we may attempt to sell the farm and rely on purchases of sheep from clients to support mutton production or evaluate other best-economic uses of the farm.

The company's business is highly seasonal with all of its revenues and earnings occurring during the fourth quarter of the company's fiscal year (October-December). The results for both the three months and nine months ended September 30, are not indicative of the anticipated results for the full fiscal year. While the company has began to carry out measures which will reduce the seasonality of its operations, for the near future, the business of the company will be highly seasonal.

Results of Operation -

Three Months Ended September 30, 2003 compared to Three months Ended September 30, 2002

Revenues -

There were no revenues for either the three months ended September 30, 2003 or 2002.

Cost of Sales -

Because there were no revenues, there were no identifiable costs of sales for either the three months ended September 30, 2003 or 2002.

Depreciation and Amortization -

Depreciation and amortization expense decreased by $36,963 or 14.76% to $213,469 for the three months ended September 30, 2003 from $250,432 for the three months ended September 30, 2002. Depreciation expense was higher for the same quarter in 2002 primarily because certain assets placed into service at the end of 2001 were not depreciated properly in the first quarter of 2002.

Research and Development Costs -

There were no identifiable research and development costs for either the three months ended September 30, 2003 or 2002.

Selling and Administrative Expenses -

Selling and administrative expenses for the three months ended September 30, 2003 increased by $21,423 or 26.56% to $102,068 from $80,645 for the same period in 2002, principally because of increased public relations and professional expenses.

Net Income (Loss)


As a result of the foregoing, the Company incurred a net operating loss of $315,537 for the three months ended September 30, 2003 compared to a net loss of $331,077 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002.

Revenues -

Revenues decreased by $723,913 or 86% to $119,460 for the nine months ended September 30, 2003 from $843,373 for the nine months ended September 30, 2002. The decrease was primarily due to sales made in 2001, but delivery of which did not take place until 2002. Without this aberration, revenues for 2003 would have been slightly higher than those of 2002.

Cost of Sales -

There were no identifiable costs of sales for the nine months ended September 30, 2003. Cost of sales totaled $436,467 for the nine months ended September 30, 2002 representing costs directly associated with the delivery of embryos and transplants during the period.

Depreciation and Amortization -

Depreciation and amortization decreased by $46,632 or 6.79% to $640,407 for the nine months ended September 30, 2003 from $687,039 during the nine months ended September 30, 2002.

Research and Development Costs -

Research and development costs decreased by $1,000,000 or 100% to $0 at September 30, 2003. Although research is on going, no identifiable additional costs have been incurred during 2003.

Selling and Administrative Expenses -

Selling and administrative expenses decreased by $112,392 or 22.05% to $397,226 for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease is primarily attributable to lower public relations and professional expenses incurred which although higher for the three months ended September 30, 2003 were lower for the year to date.

Net Income (Loss) -

As a result of the foregoing, the net loss decreased by $871,578 or 48.70% to $918,173 for the nine months ended September 30, 2003 from a loss of $1,789,751 at September 30, 2002. This reduction is the result of decreased expenditures for research and development.

Liquidity and Capital Resources -

The Company had $8,197,367 in cash at September 30, 2003 compared to $3,104,761 at September 30, 2002. The Company's working capital was $10,618,778 at September 30, 2003 compared to $9,226,786 at December 31, 2002.

Cash used in operating activities totaled $571,831 for the nine months ended September 30, 2003. This compares with cash used in operating activities of $3,263,726 for the nine months ended September 30, 2002. The reduction is the use of cash resulted from a decrease in the net operating loss by $540,502, the collection of all trade receivables outstanding at December 31, 2002 of $4,483,855, an increase in deferred costs of $5,500,000, an increase in prepayments of $1,054,946 a decrease in liabilities of $332,867.

There were no investing activities by the Company during the nine months ended September 30, 2003. During the corresponding period of the prior year the Company used $1,545,173 in investing activities for the purchase of fixed assets and for construction costs.

Cash flows from financing activities totaled $1,633,639 for the nine months ended September 30, 2003 compared to $9,000 for the corresponding period in 2002. All cash flows from financing activities for 2003 and 2002 were from the sale of the Company's common stock. A total of 647,146 warrants for the purchase of common stock were issued during the third quarter of 2003. The exercise price on these warrants is $1.54 per share. The warrants are exercisable for a period of five years with the expiration dates ranging from September 4, 2008 to October 8, 2008. The warrants include certain registration rights and have a cashless exercise provision.

Although the Company has a cash and bank balance of $8,197,367, all but $897,367 is restricted for certain uses within the People's Republic of China. Therefore, if the Company is to expand in the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out its business objectives for the next twelve (12) months.

Deferred Costs -

The deferred costs of $5,500,000 are for the purchase of 2,000 cows at a cost of $2,700 each. These cattle were purchased under an agreement to sell them back to the original owner during 2004. The cattle are being used to harvest embryos.

Prepayments Liability -

The prepayment liability of $1,060,241 is for an advance payment from the sale of a sheep embryo transfer contract. According to the sales contract, No. 03-EX-015, the total amount is $1,518,072 and the prepayment is 70% of the total amount. The contract should be concluded during the fourth quarter of the current fiscal year.

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

         None


Item. 3. Defaults Upon Senior Securities

         None


Item 4.  Submissions of Matters to a Vote of Security Holders

         None


Item 5.  Other Information


During the three months ended September 30, 2003, the Company issued 2,297,429 shares of its common stock for cash. Stock warrants totaling 657,146 were issued to purchasers of the companies stock. The warrants are exercisable at $1.54 per share.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
         None

b)        Reports on Form 8-K None
         None

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 ETERNAL TECHNOLOGIES GROUP, INC.


                                  /s/ JiJun Wu
                                 -------------------------------------
November 14, 2003                JiJun Wu, Chief Executive Officer


                                 /s/ Xingjian Ma
November 14, 2003                 -------------------------------------
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

Date: November 14, 2003                  /s/ JiJun Wu
                                        -----------------------
                                         JiJun Wu
                                         Chief Executive Officer

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

Date: November 14, 2003             /s/ Xingjian Ma
                                    -----------------------
                                      Xingjian Ma
                                      Chief Financial Officer