Form 10KSB
period 2003-12-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2004-03-30
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the Fiscal Year Ended December 31, 2003

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-27929

                        ETERNAL TECHNOLOGIES GROUP, INC.
       ------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                 Nevada                                    62-1655508
     -------------------------------         -----------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
                   of
     incorporation or organization)

           Suite 04-06, 28/F, Block A, Innotec Tower, 235 Nanjing Road
                      Heping District, Tianjin, PRC 3000052
       ------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: 011-86-22-2721-7020

Securities to be registered pursuant to Section 12(b) of the Act:


     Title of each class       Name of each exchange on which each is registered
     --------------------     -------------------------------------------------
             None                                     None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      [X]           No        [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Issuer's revenues for the fiscal year ended December 31, 2003 were $15,495,996.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of March 15, 2004 was 29,387,380. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 15, 2004, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $13,367,572

                       DOCUMENTS INCORPORATED BY REFERENCE

None

        Transition Small Business Disclosure Format:   Yes    [ ]   No     [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..........................        3
         ITEM 2.      DESCRIPTION OF PROPERTY..........................        9
         ITEM 3.      LEGAL PROCEEDINGS................................        9
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.................................        9

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS......................       11
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.............       12
         ITEM 7.      FINANCIAL STATEMENTS.............................       16
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...........       29
         ITEM 8A.     CONTROLS AND PROCEDURES..........................       29

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT................       29
         ITEM 10.     EXECUTIVE COMPENSATION...........................       29
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................       32
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...       32
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.................       32
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........       32

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our operations and properties and results, our intentions and strategies regarding future operations, acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our operations, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "Eternal Technologies" refer to Eternal Technologies Group, Inc., a Nevada corporation.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Eternal Technologies Group, Inc. is an agricultural genetics and bio-pharmaceutical company operating in China and focused on the development and application of advanced animal husbandry and pharmaceutical techniques to produce improved and novel food and pharmaceutical products.

Our agricultural genetics/animal husbandry operations are focused on the application of advanced embryonic biotechnology techniques with the objective to shorten the development time for animals resulting in increased output and profitability and reduced use of animal feed and animal waste. Since 2000, we have utilized our advanced breeding techniques, and have marketed fine bred animal embryos, breeding stock and breeding services to develop larger, stronger and healthier sheep. In the fourth quarter of 2003, we began production and sale of lamb meat. Also, in the fourth quarter of 2003, we began application of our advanced breeding techniques to the breeding of higher-yielding purebred Holstein dairy cattle. We expect to expand the market share of lamb meat and dairy cattle breeding in 2004.

Our pharmaceutical operations are focused on the application of our gene engineering capabilities in the research, development ofbiological drugs. Research and development of our initial pharmaceuticalproducts is ongoing. Introduction of our pharmaceutical products to the market is expected to require at least two years of additional product research and testing. Assuming our testing and research results in commercial products, we anticipate that our pharmaceutical products will be initially marketed exclusively in China.

Our principal executive offices are located at Suite 04-06, 28/F, Block A, Innotec Tower, 235 Nanjing Road Heping District, Tianjin, PRC 3000052 and our telephone number is 011-86-22-2721-7020.

History and Development of the Company

Our current operations are conducted through our wholly-owned subsidiary, Eternal Technology Group Ltd. ("Eternal - BVI"), a British Virgin
Islands company, and its subsidiaries.

We acquired Eternal - BVI in December 2002 (the "Reorganization") pursuant to the terms of an Exchange Agreement. Under the terms of the Exchange Agreement, we issued 22,050,000 shares of our common stock to the shareholders of Eternal Technologies - BVI in exchange for all of the issued and outstanding shares of Eternal - BVI. In conjunction with the Reorganization, we carried out a 1-for-6 reverse split of our common stock, changed our name from Waterford Sterling Corporation to Eternal Group, Inc., ceased our prior operations and caused the officers and directors of Eternal Technologies - BVI to be appointed as officers and directors in place of the pre-Reorganization officers and directors. As a result of the Reorganization, we adopted as our primary business operations the operations of Eternal - BVI and the shareholders of Eternal - BVI acquired approximately 85% of our post-Reorganization outstanding shares.

Prior to the Reorganization, we pursued a number of acquisitions of operating businesses, each of which proved unsuccessful. We operated under the name Waterford Sterling Corporation, from January 2001 to December 2002. During that time, our operations were principally focused on the sourcing and marketing of furniture and accessories to the hospitality and fine store markets. From March 1999 to January 2001, we operated under the name Skreem.com Corporation developing and marketing computer and internet related software. We were originally incorporated in the State of Delaware under the name Commerce Centers Corporation. In 2000, we reincorporated in the State of Nevada.

Eternal - BVI was incorporated in the British Virgin Islands in
March 2000. In May 2000, Eternal - BVI acquired 100% of Willsley
Company Limited. Willsley is a holding company that owns 100% of Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd. ("Aershan Agriculture"). Aershan Agriculture operates a breeding center focused on the propagation of superior breeds of sheep and livestock in the Inner Mongolia region of China.

In January 2003, we supplemented our research and development and embryo transfer capabilities by establishing a relationship with Beijing AnBo Embryo Biotech Center ("AnBo Biotech Center"), a biotech research and development and embryo transfer center located in Beijing. This relationship was initially going to be a joint venture, but because the parties were unable to reach agreement on several key terms of the proposed joint venture, it was not consummated. Instead, we maintain a close partnership with Anbo Biotech Center on technical coorperation.

Our operations are focused on developing superior livestock breeds in order to improve the quality and yield of livestock in China and the profitability of livestock operations. We initially imported embryos from Australia and the United States. We are utilizing our facilities and expertise to develop a herd of "carrier animals" in order to produce a domestic supply of embryos, eliminating our dependence on third party foreign embryo suppliers and reducing our cost of embryos. Under that program, we transfer fine-breed sheep and dairy cattle embryos into recipient animals and sell the pregnant animals to cusotmers. The offspring will serve as breeding stock or commercial stock.

We utilize our fine-breed livestock embryos and our breeding and biotech expertise to offer a range of livestock breeding services and products, including sale of embryos, artificial insemination and embryo transplant services, both at our facilities and on-site, and related products and services designed to improve production, quality and profitability of Chinese livestock operators.

Our initial operations focused on the production and sale of bio-engineered embryo and services targeted to sheep growers. In 2003, we expanded our operations to include the dairy cattle market.

In late 2003, we began implementation of a mutton production and sale program focused on the processing and sale of mutton from our higher yielding, higher quality genetically-engineered stock. Because of changes in government relating to plowing in Inner Mongolia we have determined that we may have impediments to the ongoing economic use of our farm for grazing. Because of changes in government policy relating to plowing in Inner Mongolia, we have determined that we may have impediments to the ongoing economic use of our farm for grazing. Pending a final determination with respect to the economic viability of using our farm for grazing, we continue to carry out our mutton production and sale strategy with meat processing contracted to slaughter houses and sale of processed meat to wholesale purchasers in and around Beijing. Depending on the outcome of our evaluation of the economic viability of our farm, we may attempt to sell the farm and rely on purchases of sheep from clients to support mutton production or evaluate other best-economic uses of the farm.

Historically, our business has been highly seasonal with nearly all of our revenues being generated in the fourth quarter. While our business will remain seasonal because embryo sales occur during the fourth quarter, other periods should benefit in the future from the sale of milk and lamb meat, thereby making our overall business less seasonal.

Agricultural Genetics / Animal Husbandry Operations

Our core operations are focused in the agricultural genetics/animal husbandry fields. Our principal objectives in our animal husbandry operations are to utilize genetic engineering to produce improved breeds of sheep and livestock with a goal of increasing food yield and reducing growing time, waste by-product and cost associated with herd management.

Animal Husbandry in China. Spurred in part by China's entry into the World Trade Organization, the Chinese government has identified improved animal husbandry as a key to meeting the nutritional needs of its population - the worlds' largest, minimizing the potential adverse environmental impact of its domestic agricultural industry and improving China's position in the import/export of agricultural products.

The Chinese agricultural industry has historically lagged behind Western countries in the adoption of advanced breeding techniques. As a result, by world standards, Chinese breeding rates, size, health and meat yield have all been low and growing periods have been high. These factors have made quality meat difficult to supply within China without relying on imports, resulted in higher feed costs and waste production as a result of longer growing cycles and adversely impacted the competitive position of Chinese producers.

By encouraging the adoption of advanced animal husbandry techniques, in particular the transplant of fine-breed animal embryo, the Chinese government is positioning Chinese agricultural businesses to bring the quality and yield of meat production in line with world standards, improving the living standards of the Chinese people, while minimizing the environmental impact of operations and improving the industry's competitive position in world markets.

Key markets that we have targeted in China are mutton and dairy production. China ranks first in the world in both production and consumption of mutton with 2001 production of approximately 2.55 million tons. With China's entry into the WTO and the adoption of advanced animal husbandry techniques, we believe that China can be positioned as a world leader in the production and export of high quality low-cost mutton while meeting its growing internal demand.

Chinese dairy production and consumption has lagged substantially behind levels in Western countries. With an improving standard of living and a growing emphasis on health, milk consumption is rising in China and we expect the increase in milk consumption to accelerate. In order to meet the expected growth in demand for dairy products without relying disproportionately on imports, dairy production must be increased in China. Historical yields from China's dairy herd are believed to be approximately 50% of the yields produced by U.S. dairy herds. With the adoption of advanced animal husbandry techniques, we believe that the quality and yield of the Chinese dairy herd can be increased to Western standards allowing the Chinese dairy industry to meet the growing internal demand for dairy products while reducing the cost of production.

Embryo Transfer and Breeding Services. Our initial commercial efforts were focused on the development and sale of embryo fine-breed to produce stronger, larger, healthier and more nutritious sheep, and associated breeding services. In 2000, we imported 10,000 breeding animal embryos out of a total of 13,000 embryos permitted to be imported by the Chinese government. We have utilized our initial embryo supply to develop a herd of high-quality breeding sheep as well as a supply of embryo for sale to clients.

We supply our clients, consisting primarily of large commercial and government farms in China, with superior breeding stock, embryos, semen and related technology and consulting services, all designed to increase production yield and quality, reduce growing costs and increase income.

In the fourth quarter of 2003, we expanded our embryo transfer and breeding services to include, in addition to sheep, high-yielding pure-bread dairy cattle. In our dairy cattle breeding and embryo transfer operations, we purchase relatively high yielding dairy cattle in China, produce embryo's from these cattle with advanced biotechnology and provide commercial dairy cattle through embryo transfer. after birth, retain the offspring to serve as breeder stock and sell the "host animal" back to the original owner.

Food Production. In the fourth quarter of 2003, we commenced the production and sale of mutton. We purchase cross-breed sheep for sale to slaughterhouses for processing and sale of mutton. Animals processed for mutton sale are generally those that are not candidates for future breeding. We continuously evaluate our farm operations and supplies of sheep for mutton production to assure the economic viability of our meat supplies in light of changing land use regulations in China. We do not presently own slaughterhouse or processing facilities but intend to purchase such facilities in the future.

Genetic Technologies. We utilize a variety of technologies for industrial embryo production and transfer, all design to produce superior breeding stock. The primary techniques we presently employ are (1) peritoneal endoscope technique,
(2) vitrification freezing technique, (3) embryo splitting and cleavage ball techniques, and (4) external fertilization technique.

-- Peritoneal Endoscope Technique. Peritoneal endoscope technique involves the collection of sheep embryo by means of peritoneal endoscopes without surgical operations. Traditional embryo collection and transfer techniques, using surgical procedures, have generally limited to four operations after which the provider is rendered useless as a result of adhesions left by the surgical procedures. We believe that the peritoneal endoscope technique, a less invasive procedure, may be used ten or more times, increasing the utilization of providers. Additionally, we believe that use of endoscopic techniques combined with deep semen deposition and frozen semen mating can markedly increase conception rates.

-- Vitrification Freezing Technique. Vitrification is a process by which a concentrated anti-freeze solution is transformed into a transparent colloidal solid through rapid freezing. We have developed an anti-freezing protectant that enables the freezing process to be carried out at room temperature without a cooling system, increasing the efficiency of the process. Livestock implanted with a frozen fertilized ovum have been shown to produce increased pregnancy and farrowing rates.

-- Embryo Splitting and Cleavage Ball Techniques. Embryo splitting and cleavage ball techniques involve the splitting of embryos by microsurgery or the separation of embryo cleavage balls in early cultivation before the half-embryos or separate cleavage balls develop into individuals. Newly split half-embryos have shown an average transfer rate of above 50% -- the equivalent of a 100% transfer pregnancy rate -- exceeding the average transfer rate of half-embryos of between 35% and 40%. Embryo splitting, combined with embryo sex identification, allows for better management of the male/female population of a herd.

-- External Fertilization Technique. External fertilization technique involves the collection of ova from live farm animals, fertilization of the ova and cultivation of the fertilized ova until the ova reaches a transferable stage at which time fertilized ova is transferred to a host animal. External fertilization has been shown to increase pregnancy rates at a lower cost than internal fertilization. While pregnancy rates of externally fertilized embryo in China has been only approximately 20%, our fertilized embryo transfer pregnancy rate has been above 40%, approximately the world standard.

Breeding Facilities. Our breeding operations are conducted on land and in facilities consisting, generally, of approximately 2.8 million acres of farmland, an embryo transfer center and a reception center and at the AnBo Biotech Center in Beijing.

Land use rights with respect to our farm were purchased from the Chinese government for $6,000,000. Such rights extend through 2025. The farm is located in Wulagai Development Area in Inner Mongolia. The farm, one of the few naturally preserved grassland areas in China, is organized into various breeding sub-pastures. Each sub-pasture includes haciendas, stables and farm equipment such as wells, mowing machines and tractors. A supply of forage grass is reserved for winter and for snowstorms.

The farm is equipped with a 60-kilovolt electric transmission line, telephone and transportation facilities, including a 200 kilometer road system connecting all sub-pastures. A railway station is located 80 kilometers south of the farm, facilitating distribution of products throughout China.

Also located on the farm is a 35,000 square foot embryo transfer center including operating rooms, equipment rooms, offices, conference rooms, lecture halls and guest rooms. Substantially all research and embryo transfer operations occur in our embryo transfer center.

Our farm and associated facilities are believed to be adequate to meet our operating needs for the foreseeable future.

Because of recent changes in Chinese land use regulation, which may prohibit any plowing on the farm because of past dust storms that affected Beijing. Although we have not plowed our acreage to plant grain crops or forage grasses, the pasturing of a large number of animals on the farms would require plowing to plant the crops necessary to maintain the livestock. Because we had considered keeping additional livestock on the farms, these plans are no longer viable and diminish our need for the facility. Despite these new regulations, the value of the farm has not diminished as it had not been plowed prior to or subsequent to our purchase and the value paid reflects the value of unplowed acreage. We are evaluating the economic viability of the continued operations of the farm and may, if determined to be in our best economic interests, consider selling some or all of the grazing land on our farm.

The AnBo Biotech Center is a 6,450 square foot facility located in Beijing and housing laboratory, operating and relating facilities to support advanced biotech and embryo research and development activities.

Marketing. Sales and marketing for our animal husbandry products and services is handled by our senior management team. Our management team maintains regular communications with farm operators, meat processors and governmental agriculture officials to assure that potential clients are aware of our capabilities and services. We may evaluate the adoption of more formal marketing, advertising and sales programs as necessary in the future.

Pharmaceutical Operations

As an adjunct to our ongoing genetic engineering research and development activities, we are undertaking efforts to develop pharmaceutical drugs for use in the treatment of thrombosis and cancer.

Our initial proposed pharmaceutical product, known as Thrombreaker, was developed using gene-cloning techniques of thrombin-like enzymes from adder venom. The drug is used to break up fibers and clots that exist in the blood vessels. By using gene-cloning techniques, the thrombin like enzymes
(an enzyme extracted from snake venom) needed for this drug is produced in large quantities, making production more cost effective. The thrombreaker is undergoing initial clinical tests to determine its potential, if any, as treatment for thrombosis, a leading cause of death.

A second proposed pharmaceutical product under development is an anti-cancer drug utilizing enterotoxins. Exterotoxins is a form of bacteria that causes infections, but are also effective in killing tumors. By combining this with interlukin-2, a substance that has a targeting function, a product is produced which kills tumors without harming normal cells. Using genetic recombination techniques, this product has shown potential for targeting and tumors without harming surrounding normal cells. We have filed an initial patent application in China covering the anti-cancer drug, but we do not expect formal approval of the patent for 2-3 years.

We do not presently have pharmaceutical manufacturing or marketing capabilities. In order for us to begin commercial pharmaceutical operations, we must, in addition to securing manufacturing and marketing capabilities, secure approval from the Chinese government to market our products as pharmaceutical drugs. China's pharmaceutical industry, and regulation thereof, is in its infancy compared to Western standards. China has substantially restructured its regulation of pharmaceuticals with the creation of a State Food and Drug Administration modeled after the U.S. FDA. Assuming adoption of a regulatory scheme similar to that of the U.S. FDA, we anticipate that introduction of any of our proposed pharmaceutical products will require exhaustive clinical trials and review by the Chinese authority, which process could take a number of years and cost millions of dollars to complete.

In order to accelerate our entry into the pharmaceuticals market, we have conducted discussions with established pharmaceutical companies in China with a view to a possible acquisition or alliance with one or more companies.

Potential Acquisitions

We intend to evaluate various potential acquisitions of companies and facilities in order to expand the scope of our operations and accelerate our growth. Specifically, in addition to the potential acquisition of an established pharmaceutical company, we intend to evaluate the acquisition of companies or facilities to provide feedlot, dairy processing, slaughterhouse and meet processing, animal fattening and similar capabilities.

We have no definitive agreements with respect to potential acquisitions and there is no assurance that we will be successful in our efforts to make any such acquisitions.

Competition

The agriculture and pharmaceutical industries are highly competitive. While animal genetics is a relatively new field in China several large foreign companies such as Smithfield Foods, Inc of the United states and Sumitomo Corporation of Japan have, entered the market and compete with us in the development and delivery of advanced animal husbandry products and services. These companies have a substantial advantage due to the size and the name recognition each enjoys.

In the pharmaceuticals market, companies, (such as Bristol-Myers, Squibb, Novataris and Glaxo-Wellcome) are in competition with us. Each has far more financial resources, distribution channels and expertise than we have and offer very significant competition and competitive pricing.

Increased competition in either or both of the agriculture and the pharmaceutical industries could have a material adverse effect on us, as our competitors may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those we possess.

Intellectual Property

We currently rely on a combination of patents, trademark, trade secret laws and contractual provisions to protect our proprietary rights in our product. As of December 31, 2003, we had applied for three Chinese patents. There can be no assurance that our applications will result in issued patents and trademarks, or that, if issued, our applications will be upheld if challenged. Further, even if granted, there can be no assurance that these patents and trademarks will provide us with any protection from competitors, or, that if they do provide any meaningful level of protection, that we will have the financial resources necessary to enforce our patent and trademark rights. In addition, there can be no assurance that others will not independently develop technologies similar to our pending patents and trademarks, or design around the pending patents. If others are able to design around the patents, our results of operations could be materially adversely affected. Further, we will have very limited, if any, protection of our proprietary rights in those jurisdictions where we have not affected any filings or where we fail to obtain protection through our filings.

There can be no assurance that third parties will not assert intellectual property infringement claims against us in the future with respect to current or future products and technologies. We are responsible for defending against charges of infringement of third party intellectual property rights by our actions and products and such assertion may require us to refrain from the sale of our products, enter into royalty arrangements or undertake costly litigation. Further, challenges may be instituted by third parties as to the validity, enforceability and infringement of our patents.

Our adherence to industry standards with respect to our products limits our opportunities to provide proprietary features that may be protected. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Governmental Regulation

Our business and the agriculture and pharmaceutical industries in general are subject to extensive laws and regulations, including environmental laws and regulations. As such, we may be required to make large expenditures to comply with environmental and other governmental regulations.

Under these laws and regulations, we could be liable for personal injuries, property damage, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our operating costs.

The Chinese regulatory scheme, in general, and the regulation of the agriculture and pharmaceutical industries in particular, is not well defined and is subject to substantial uncertainty. With China's entry in the WTO, China has implemented numerous changes to its existing laws and regulations.

Chinese laws impacting our animal husbandry operations relate primarily to health and safety regulations covering food products and environmental regulations covering waste products and other land use regulations. Food product regulations generally govern the safety of products in the food chain and the handling of those products. We believe that we are in compliance with all existing food and environmental regulations applicable to our animal husbandry operations. Because many of those regulations are new and evolving, we must continually monitor the interpretation, enforcement and modification to those regulations to assure ongoing compliance.

Our proposed pharmaceutical operations are subject to extensive and new regulation by the Chinese government and, to the extent that we may market our pharmaceutical products outside of China, other governments. Chinese pharmaceutical regulation is evolving and subject to much uncertainty. In recent years, the Chinese government has restructured the regulation of pharmaceuticals using the U.S. FDA as a model. Under those regulations, the Chinese FDA is responsible for monitoring, and promulgating regulations with respect to, the review of clinical safety and efficacy trials, market approval of pharmaceuticals and pharmaceutical claims, good manufacturing practices, prescriptions, and similar matters. Failure to comply with any of those regulations could result in products being barred from introduction to, or removed from, the market, fines, penalties or other adverse consequences.

Employees

As of December 31, 2003, we had 35 full-time employees, including employees performing administrative functions, animal husbandry services and farming functions. Bioscience research and related services (including pharmaceutical research and development) are performed by third parties on a contract basis. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company operates from two separate facilities, its administrative offices in Tinjain, PRC and its farm in Inner Mongolia, PRC. The administrative offices occupy approximately 97.8 square meters (approximately 1,053 square feet) in a commercial building in Tinjain, PRC. The Company rents these facilities under a 2 year lease, running through December 31, 2004, at $13,012 per year.

The farm consists of approximately 2.8 million acres and is located in Inner Mongolia, PRC. The Company purchased the land use rights to this farm in April 2000. The land use rights run until 2025. See "Item 1. Description of Business - Agricultural Genetics / Animal Husbandry Operations - Breeding Facilities" for a description of the farm.

ITEM 3.  LEGAL PROCEEDINGS

As of March 1, 2004, we were not party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of the executive officers of the Company as of March 1, 2004. Each officer serves at the discretion of the board of directors, but generally for a one-year term. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

   Name                  Age                Position
  -------               -----              ----------
   Jijun Wu               67       Chairman of the Board and President
   Jiansheng Wei          51       Chief Operation Officer and Director
   XingJian Ma            57       Chief Financial Officer
   Dr. Wenli Yu           39       Chief Technology Officer
   Garfield W. Hu         29       Secretary

The following is a biographical summary of the business experience of the executive officers of the Company. Each officer of the Company devotes fulltime to their respective positions.

Jijun Wu has served as our Chairman of the Board and President since the acquisition of Eternal Technology Group Ltd. and Subsidiaries (the "Reorganization") in December 2002. From March 2000 to the Reorganization, Mr. Wu served as Chairman and President of Eternal Technology Group Ltd. From 1997 to 2000 he was the President of Sky Dragon Foundation. Previously, Mr. Wu served as Accountant - General of a PRC state-owned electronics company with revenues in excess of $1.5 billion and as a consultant to various multinational corporations entering the PRC market. Mr. Wu is a graduate of China Central Finance & Economics University and holds the designation of CPA in China.

Jiansheng Wei has served as our Chief Operation Officer and a Director since the Reorganization. From March 2000 to the Reorganization, Mr. Wei served as Chief Operation Officer of Eternal Technology Group Ltd. From 1998 to 2000, Mr. Wei was the vice-general manager of Towering Industrial Group Ltd. He has been engaged in animal husbandry practices and management for over 30 years and has been responsible for operations of several large farms in Inner Mongolia and Hebei Province.

Xiangjian Ma has served as our Chief Financial Officer since the Reorganization. From 2000 to the Reorganization, Mr. Ma served as Chief Financial Officer of Eternal Technology Group, Ltd. From 1990 to 2000 Mr. Ma served as Chief of the Financial Department of Tianjin Electronic Instrument Corporation.

Dr. Wenli Yu has served as our Chief Technology Officer since the Reorganization. From 2000 to the Reorganization, Dr. Yu served as Chief Technology Officer of Eternal Technology Group Ltd. From 1998 to 2000 he was the Senior Technician for Inner Mongolia Livestock Improvement Center. Previously, Dr. Yu served as a lead research scientist for various Chinese government agriculture projects presiding over key projects in China including:
"Development and Application of Bovine/Ovine Embryo Transfer Technology", "Setting up Breeding and Production System of Purebred Beef by Embryo Biotechnology," "Establishing a State Center for Beef Breeding," and "Research on Ovine Artificial Insemination and Embryo Transfer with the Application of Endoscope." Dr. Yu has published over 20 papers in professional journals, such as China Animal Husbandry, China Veterinarian Journal, and Animal Husbandry Veterinarian Journal. Dr. Yu received her Ph.D from China Agriculture University, Biology Department, and is a Research Fellow.

Garfield W. Hu has served as our Secretary since the Reorganization. From 2001 to the Reorganization, Mr. Hu was employed by Eternal Technology Group, Ltd.
as a manager. From 1997 to 2001, Mr. Hu was an instructor at Tianjin Normal University and at Nankai University and a translator and advisor for the largest Chinese professional IT web site, yesky.com. Mr. Hu is responsible for coordination of our internal affairs and external contacts.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since the acquisition of Eternal Technology Group Ltd. and Subsidiaries and adoption of our current business plan in December 2002, our Common Stock has been listed on the over-the-counter electronic bulletin board ("OTCBB") under the symbol "ETLT". Previously, our Common Stock was listed on the OTCBB under the symbol "WTFD". The following table sets forth the range of high and low bid prices for each quarter during the past two fiscal years.

                                       High              Low

Calendar Year 2003

         Fourth Quarter.......         $1.25             $0.81
         Third Quarter........          1.85              0.91
         Second Quarter.......          1.25              0.90
         First Quarter........          1.17              0.75

Calendar Year 2002

         Fourth Quarter.......         $1.40             $0.08
         Third Quarter........          0.20              0.07
         Second Quarter.......          0.35              0.08
         First Quarter........          0.12              0.09

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations give effect to a one-for-six reverse stock split effective December 12, 2002.

At March 15, 2004, the closing bid price of the Common Stock was $0.91.

As of March 15, 2004, we estimate that there were in excess of 2000 beneficial holders of our Common Stock.

Between March 2003 and August 2003, we issued 979,505 shares of common stock to various non-U.S. investors for $277,304.84. In September and October 2003, we issued 1,749,288 shares of common stock and 874,644 warrants to seven accredited investors for $1,316,643.75. The warrants issued during 2003 are exercisable to purchase common stock at $1.34 and $1.54 per share and expire between September 4 and October 8, 2008.

The issuances of shares between March 2003 and August 2003 were made exclusively to foreign persons with no U.S. selling efforts pursuant to the provisions of Regulation S.

The issuance of all other shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares issued pursuant to Section 4(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Commissions in the amount of $198,981 were paid, and warrants to purchase 174,931 shares of our common stock were issued, to First Montauk Securities Corp. in connection with the issuances described above.

We have not paid dividends in the past and we intend to retain earnings, if any, and will not pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as the board of directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

History and Development of the Company

Our current operations are conducted through our wholly-owned subsidiary, Eternal Group Ltd. ("Eternal Technology - BVI"), a British Virgin
Islands company, and its subsidiaries. For a more detailed description of our business please see "Item 1. Description of Business" on page 1.

Historically, our business has been highly seasonal with nearly all of our revenues being generated in the fourth quarter. This seasonality occurs because the embryo sales occur only during the fourth quarter when animals are impregnated as births occur in the Spring. While we have had sale of forage grasses in the past, we do not expect them to continue in the future because of certain government restrictions on the mowing of grasses. Other periods, other than the fourth quarter, should benefit in the future from the sale of milk and lamb meat, thereby making our overall business less seasonal.

During 2001, we had a one-time sale of forage grass to a third party. We had purchased the forage grass from China Continental, Inc., a related party. We do not expect any sales of forage grass in the future.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the company's accounting policies are considered critical as they are both important to the portrayal of the company's financial condition and results and require significant or complex judgment on the part of management.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following criteria accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts - Our financial statements reflect no allowance for doubtful accounts. Allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectable amounts. In estimating uncollectable amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. While management believes the company's processes effectively address its exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by the company.

Inventory Valuation - Management reviews our inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. The review includes identification of slow moving inventories, obsolete inventories, and discontinued products or lines of products. The identification process includes historical performance of the inventory, current operational plans for the inventory, as well as industry and customer specific trends. If our actual results differ from management expectations with respect to the selling of our inventories at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets - In accordance with applicable accounting literature, we reduce the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

Among our long-lived assets subject to review for impairment are our land lease rights in Mainland China that are stated at cost less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the lesser of its estimated useful life or the lease term. The principal annual rate used for amortization is 4%.

Contingencies

We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingences". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Revenue recognition

Revenue is recorded when persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; the merchandise is delivered to the customer and title passes; and collectibility is reasonably assured.

Research and Development

Research and development costs are charged to operations as incurred.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

 Revenues increased by $2,855,002 or 22.58% to $15,495,966 for the year ended December 31, 2003 from $12,640,964 for the year ended December 31, 2002. The increase was primarily due to the introduction of several new product lines, namely the sale of lamb meat and the expansion of embryo transplants to dairy cattle, lamb meat and dairy cattle embryo transfer projects in 2003.

Cost of Sales

Cost of sales increased by $3,797,771 or 138% from $2,752,811 for the year ended December 31, 2002 to $6,550,582 for the year ended December 31, 2003. The increase in cost of sales is attributable to the collecting and processing of lamb meat and the expansion of embryo transplants to dairy cattle. Gross profit as a percent of sales decreased to 57.7% for the year ended December 31, 2003 from 78.2% for the year ended December 31, 2002. The decrease in the gross profit margins is attributable to the reduction of sheep embryo transfers as a percentage of total revenues which have a higher profit margin. The market for sheep embryo transfers is decreasing. The Company began to sell lamb meat and transfer dairy cattle embryos in 2003. These two new projects partially offset the decline from sheep embryo transfers.

Depreciation and Amortization

Depreciation and amortization increased by $12,365 or 1.43% to $874,417 during 2003 from $862,052 during 2002. The increase is caused by additional buildings and equipment that was put in service in 2003.

General, Selling and Administrative Expenses

General, Selling and administrative expenses increased by $187,864 or 15.60% to $1,391,945 during 2003 as compared to $1,204,081 during 2002. The increase is primarily attributable to an increase in public relations fees of approximately $110,000, and an increase of salaries expense of approximately $240,000 which were partially offset by a decrease in professional fees and consulting fees of approximately $93,000 and $64,000, respectively.

Research and Development Costs

During 2002, we incurred $1,000,000 of research and development costs.
Although research is on going, no material additional costs were incurred during 2003. We do not conduct research, but contract with two outside parties who perform research on our behalf. During 2002, $400,000 was incurred and paid to Towering International, and $600,000 was incurred and paid to the Chinese Science Bureau. Our contract with Towering International requires total payments of $1,400,000 and our contract with the Chinese Science Bureau requires total payments of $1,200,000.

Other Income (Expense)

Interest income increased by $81,840 from $1,432 during 2002 to $83,272 during 2003 due to a significant increase in amounts of cash held in interest-bearing accounts.Interest expense increased by $40,473 from $10,968 during 2002 to $51,441 during 2003 due to having more debt outstanding during 2003. During the fourth quarter of 2003, we recorded an impairment charge of $300,000 based on our evaluation of our reception center which we plan to sell during 2004.


Net Income (Loss) - As a result of the foregoing, the net income decreased by $401,631 or 5.9% to 6,410,853 form $6,812,484 for the year ended December 31,
2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.

       For the year ended December 31, 2002, our revenues were primarily derived from the sale of embryos during the fourth quarter. The majority of the revenue is generated in the fourth quarter as the breeding season for sheep and dairy cattle in North china is in the fall and winter seasons and therefore embryo transplantation can only be done after the third quarter. For the year ended December 31, 2001, our revenues were primarily derived from the sale of embryos and a one time sale of forage grass. We do not expect any future sales of forage grass.

Revenues increased by $1,194,603, or 10.4%, from $11,446,361 for the year ended December 31, 2001 to $12,640,964 for the year ended December 31, 2002. The increase in revenues is attributable to a $3,538,555 increase in the sale of embryos that was partially offset by a $1,855,422 decline in the sale of forage grasses.

Cost of Sales.

         Cost of sales decreased by $1,099,575, or 28.5%, to $2,752,811 for the year ended December 31, 2002 from $3,852,386 for the year ended December 31, 2001. Gross profit as a percent of sales increased to 78.2% for the year ended December 31, 2002 from 66.3% for the year ended December 31, 2001. The decrease in the cost of sales and the increase in the gross profit margins are attributable to an increased percentage of embryo sales that have a higher profit margin and a decrease in the sale of forage grasses that have a lower profit margin.

Depreciation and Amortization.

         Depreciation and amortization expense increased by $16,336, or 1.9%, from $845,716 for the year ended December 31, 2001 to $862,052 for the year ended December 31, 2002. This increase resulted from the depreciation of additional assets that were placed in service during 2002 as part of a general improvement of the farm.

Selling and Administrative Expenses.

         Selling and administrative expenses increased by $275,646, or 29.4%, from $937,971 for the year ended December 31, 2001 to $1,213,617 for the year ended December 31, 2002. The increase in selling and administrative expenses resulted from an increase in consulting fees, legal and accounting expenses, office expenditures, rent, public relations and expenses that were partially offset by reduced travel expenses. For the year ended December 31, 2002 approximately $304,000 was expended on financial advisors and $209,000 on public relations.

Research and Development Costs.

         For the year ended December 31, 2002, we incurred $1,000,000 of costs in our research and development program. This compares with $0 for the year ended December 31, 2001. We do not conduct research, but contract with two outside parties who perform research on our behalf. During 2002, $400,000 was paid to Towering International for research, and $600,000 was paid to the Chinese Science Bureau. Our contract with Towering International requires total payments of $1,400,000 and our contract with the Chinese Science Bureau requires total payments of $1,200,000.

Liquidity and Capital Resources

The Company had $16,302,464 in cash at December 31, 2003 compared to $7,135,559 at December 31, 2002. The Company's working capital was $21,610,834 at December 31, 2003 compared to $10,226,786 at December 31, 2002.

Cash provided by operating activities totaled $8,188,874 for the year ended December 31, 2003. This compares with cash provided by operating activities of $1,275,472 for the year ended December 31, 2002. The increase in cash provided by operating activities is primarily due to the collection of trade receivables of $4,483,855 during 2003 (offset by an increase in inventory of $981,781 and other receivables of $3,399,995) and an overall increase in liabilities in 2003 of $500,001. During 2002 there were increases in receivables of $2,289,561 and overall decreases in liabilities of $4,636,860.

Cash used in investing activities during 2003 was $649,087, which was for the remaining payment to complete construction work on the farmhouses. During 2002 the Company used $1,893,365 in investing activities for the purchase of fixed assets and for construction costs. The construction was a one-time project to build fences and make additional roads to the buildings and reception center located on the Company's farm.

Cash flows from financing activities totaled $1,627,117 during 2003 compared to $0 during 2002. All cash flows from financing activities for 2003 were from the sale of the Company's common stock. A total of 3,646,080 shares of common stock and 1,049,575 warrants for the purchase of common stock were issued during 2003. The exercise prices on these warrants are $1.34 and $1.54 per share. The warrants are exercisable for a period of five years with the expiration dates ranging from September 4, 2008 to October 8, 2008. The warrants include certain registration rights and have a cashless exercise provision.

At December 31, 2003, the Company had notes payable of $503,857 that are due December 11, 2005. Interest on the notes shall be payable semi-annually commencing 180 days after the date of the note (December 11, 2002) at 8% per annum. The notes are payable from the first dollars received from any proceeds of any offering subsequent to the acquisition of Eternal Technologies Group Ltd. or at the option of the lender, convertible into post reverse split common shares at a rate equal to the mean of the high and low share price as of the first date that the shares begin trading subsequent to the acquisition. At December 31, 2002, the principal balances on the notes were $782,733 and during 2003, the Company issued 507,229 which reduced the balance on the notes $278,876. Although these notes are recorded at $503,857, the Company's auditors are conducting a separate review to determine if all amounts accrued are properly chargeable to the Company.

Although the Company has a cash and bank balance of $16,302,464, all but $1,018,226 is arbitrarily restricted by management for certain uses within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out its business objectives outside the PRC for the next twelve (12) months.

Capital Expenditures and Commitments

At December 31, 2003, we had total non-contractual commitments of $1,600,000 related to research and development projects.

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2003:

                                                        Payments due by period
                                   -----------------------------------------------------------------
                                       Total     2004     2005 - 2006    2007 - 2008   Thereafter

Long-term debt                            0
Capital lease obligations                 0
Operating lease commitments
Other contractual purchase        1,600,000
  Obligations
Other long-term liabilities               0
     Total                        1,600,000


Management anticipates that our current financing strategy of private debt and equity offerings, combined with an expected increase in revenues, will meet our anticipated objectives and business operations for the next 12 months. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those projects.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2003.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.


ITEM 7.  FINANCIAL STATEMENTS

                        ETERNAL TECHNOLOGIES GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors Report..............................................  17
Consolidated Balance Sheets as of December 31, 2003 and 2002.............  18
Consolidated Statements of Income For the Years ended December 31,
2003 and 2002............................................................  19
Consolidated Statements of Changes in Shareholders' Equity For the
Years ended December 31, 2003 and 2002...................................  20
Consolidated Statements of Cash Flows For the Years Ended December 31,
2003 and 2002............................................................  21
Notes to Financial Statements............................................  22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Eternal Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.
Houston, Texas
March 15, 2004

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                     ASSETS


                                                                 2003                 2002
                                                             -------------        -------------

CURRENT ASSETS
  Cash and cash equivalents                                  $ 16,302,464        $  7,135,559
   Accounts receivable                                                  -           4,483,855
   Inventories                                                  1,214,182             232,401
   Other receivable                                             3,399,995                   -
  Receivable due from related company                             617,825             617,825
   Prepayments and deposits                                       145,190             146,715
   Property held for sale                                       2,192,071                   -
                                                            --------------      --------------

TOTAL CURRENT ASSETS                                           23,871,727          12,616,355


FIXED ASSETS (net of accumulated depreciation)                  6,416,341           4,226,603
CONSTRUCTION IN PROGRESS                                                -           4,658,697
LAND USE RIGHTS
   (net of accumulated amortization of $806,961
   in 2003 and $558,620 in 2002)                                5,193,039           5,441,381
                                                            --------------      --------------

TOTAL ASSETS                                                $  35,481,107        $ 26,943,036
                                                            ==============      ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable for construction                        $           -        $    348,193
   Notes payable                                                  503,857             782,733
   Accounts payable and accrued expenses                        1,133,462             711,572
   Payable to related companies                                   205,957             156,265
   Amounts due to related parties                                 417,617             390,806
                                                            --------------      --------------

TOTAL CURRENT LIABILITIES                                       2,260,893           2,389,569
                                                            --------------      --------------


SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                     -                   -
   Common shares - 95,000,000 authorized at $.001
   par - 29,177,396 and 25,531,316 shares issued
   and outstanding at December 31, 2003 and 2002
   respectively                                                    29,177              25,531
   Paid - in capital                                            8,088,159           5,825,735
   Stock subscription receivable                                  (10,176)                  -
   Retained earnings                                           25,113,054          18,702,201
                                                            --------------      --------------
TOTAL SHAREHOLDERS' EQUITY                                     33,220,214          24,553,467
                                                            --------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 35,481,107        $ 26,943,036
                                                            ==============      ==============

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                 2003             2002
                                             ------------     -------------

SALES                                        $ 15,495,966     $ 12,040,964

RELATED PARTY SALES                                     -          600,000
                                             -------------    --------------
TOTAL SALES                                    15,495,966       12,640,964

COST OF SALES                                   6,550,582        2,752,811
                                             -------------    --------------

GROSS PROFIT                                    8,945,384        9,888,153


DEPRECIATION AND AMORTIZATION                     874,417          862,052

GENERAL,SELLING, AND ADMINISTRATIVE EXPENSES    1,391,945        1,204,081

RESEARCH AND DEVELOPMENT COST
  (including $400,000 to a related party)               -        1,000,000

OTHER INCOME (EXPENSE)
  Interest income                                  83,272            1,432
   Interest expense                              ( 51,441)       (  10,968)
   Impairment loss                               (300,000)               -
                                             -------------    --------------

NET INCOME BEFORE INCOME TAXES                  6,410,853         6,812,484

INCOME TAXES                                            -                -

                                             -------------   ---------------

NET INCOME                                    $ 6,410,853       $ 6,812,484
                                             =============   ===============

EARNINGS PER SHARE
  Basic and diluted
  Net income                                       $ 0.24            $ 0.27
                                             =============   ===============

Weighted average number of common
  shares outstanding
   Basic and diluted                            26,968,121        25,289,600
                                              =============   ===============

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                   Common           Common                            Stock
                                   Stock            Stock          Paid - in       Subscription       Retained
                                   Share            Amount         Capital          Receivable        Earnings           Total
                               --------------   -------------   -------------   ----------------   --------------    ------------


Balance, December 31, 2001          1,000         $     1      $ 6,645,070        $       -      $ 11,889,717       $ 18,534,788

Capitalization for merger
   December 12, 2002           25,530,316           25,530        (819,335)               -                 -           (793,805)

Net income year ended
  December 31, 2002                    -                -               -                 -         6,812,484          6,812,484
                            --------------    -------------   -------------  ----------------  ---------------     --------------
Balance December 31, 2002      25,531,316           25,531       5,825,735                         18,702,201         24,553,467

Notes payable converted
   to stock                       507,229              507         278,469                -                 -            278,976

Accrued liabilities
   converted to stock             172,000              172         349,629                -                 -            349,801

Stock issued for cash
   and commissions              2,934,581            2,935       1,624,182                -                 -          1,627,117

Stock subscribed for               32,270               32          10,144           (10,176)               -                  -

Net Income                             -                -               -                 -          6,410,853         6,410,853
                            --------------     ------------   -------------  ----------------  ----------------     -------------

Balance December 31, 2003      29,177,396         $ 29,177     $ 8,088,159         $ (10,176)    $  25,113,054      $ 33,220,214
                            ==============     ============   =============  ================   ===============     =============

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                            2003              2002
                                                       -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ 6,410,853       $ 6,812,484
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                           874,417           862,052
     Impairment loss                                         300,000                 -
(Increase) decrease in assets:
     Accounts receivable                                   4,483,855        (1,771,349)
     Inventories                                            (981,781)           53,175
     Receivable due from related company                           -          (518,212)
     Other receivable                                     (3,399,995)                -
     Receivable due from related parties                           -           456,052
     Prepayments and deposits                                  1,525            18,126
Increase (decrease) in liabilities:
     Accounts payable for construction work                 (348,193)       (2,209,423)
     Accounts payable and accrued expenses                   771,693           412,517
     Amounts advanced by related parties                      26,809        (1,280,552)
     Account payable to related company                       49,692        (1,559,398)
                                                        -------------   ---------------

     Net cash provided by operating activities             8,188,875         1,275,472
                                                        -------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                      -          (854,320)
     Construction in progress                               (649,087)       (1,039,045)
                                                        -------------   ---------------

   Net cash used in investing activities                    (649,087)       (1,893,365)
                                                        -------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                1,627,117                 -
                                                        -------------   --------------
     Net cash provided by financing activities             1,627,117                 -
                                                        -------------   --------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                      9,166,905          (617,893)

     Cash and cash equivalents, beginning of period        7,135,559          7,753,452
                                                        -------------   ---------------

     Cash and cash equivalents, at end of period         $16,302,464        $ 7,135,559
                                                        =============   ===============

SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                                   -                 -
   Taxes paid                                                      -                 -


                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
 -----------------------------------------------------------------------------

NOTES

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Pursuant to an exchange agreement, Eternal Technologies Group, Inc., ("Company") formerly known as Waterford Sterling Corporation, completed its acquisition of 100% interest of Eternal Technology Group LTD. and Subsidiaries on December 12, 2002. The Company has treated the transaction as a reverse merger for accounting purposes. To facilitate the reverse merger, the Company's common shares were reverse split on a one for six basis, and 95,000,000 post reverse split common shares, $.001 par value were authorized. Following the acquisition, the former shareholders of Eternal Technology Group LTD., a British Virgin Islands limited liability company, now own approximately 85% of the issued and outstanding common shares of Eternal Technologies Group Inc.

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

Willsley's principal activity is investments and owns 100% interest in Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd ("Aershan").

Aershan was incorporated in the People's Republic of China ("the PRC") with limited liability on July 11, 2000 and its principal activities are to run a breeding center, transplant embryos, and to propagate quality sheep meat and other livestock breeds in Inner Mongolia.


2. BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting differs from that used in the statutory financial statements of the subsidiaries which are prepared in accordance with the accounting principles generally accepted in the relevant country. There were no material adjustments to reconcile the subsidiary statutory financials statements to U.S. GAAP.

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

At December 31, 2003 the Company maintains bank accounts in the PRC of approximately $16,082,000, of which approximately $15,284,000 is arbitrarily restricted by management for operations in the PRC.

Accounts receivable, other receivable, and related party receivable
No allowance for doubtful accounts has been established, as management believes all amounts are collectible.

Inventory
Inventories are measured at lower of cost and net realizable value using the first-in first-out ("FIFO") or weighted average cost formulas. The Company reviews its inventory quarterly to identify slow moving, obsolete or otherwise impaired inventory. The identification process includes historical performance of the inventory, current operational plans for the inventory, as well as industry and customer specific trends. If actual results differ from management expectations with respect to the selling of inventories at amounts equal to or greater than their carrying amounts, an adjustment to inventories would be made.

Fixed assets and depreciation
Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                               Buildings                            4%
                               Furniture and fixtures              20%
                               Office equipment                    20%
                               Motor vehicles                      20%

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Land lease rights and amortization
Land lease rights in Mainland China were stated at the amount of the prepayment less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the term of the lease of approximately 25 years.

Income taxes
Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes". The Company's current operations are currently exempt from taxation.

Foreign currency translation
The Company's reporting currency is the US$. The Company maintains no material accounts in currency of the United States of America. One of the subsidiaries maintains their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the financial statements of amounts from RMB into US$ has been made at the single rate of exchange on December 31, 2003 and 2002 of US 1.00: RMB 8.30. No representation is made the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2003 or 2002 or at any other date.

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

Revenue recognition
Revenue from the sale of livestock, embryos, and raw materials is recognized when persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; the merchandise is delivered to the customer and title passes; and collectibility is reasonably assured.

Research and development
Research and development costs are charged to operations as incurred.

Stock-based compensation
Stock compensation expense for stock granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling Goods or Services ("EITF 96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Earnings per share
The Company adopted SFAS No. 128, "Earnings Per Share" effective December 31,1998. Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Per share amounts and shares have been adjusted for the 6 to 1 reverse stock split on December 12, 2002.

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No.45 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have a material impact on the Company's financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group, In Particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, cash flows or results of operations.


Reclassification
Certain reclassifications have been made to the December 31, 2002 financial statements in order to conform to the classification in the current year.

4. INVENTORY
   Inventory consists of the following at December 31:

                                                 2003           2002
                                                ------         ------
               Sheep and cows            $      76,193     $  192,241
               Sheep and cow embryos         1,137,989         40,160
                                             ---------      ----------
               Total inventory           $   1,214,182     $  232,401
                                            ==========      ==========

5. DAIRY COW PURCHASE AGREEMENT AND OTHER RECEIVABLE

During August 2003, the Company entered into a contract with Xinjiang Bayinguoleng Husbandry Center (Xinjiang) for the purchase of 2000 dairy cows at a cost of $2,750 each or a total cost of $5,500,000. The dairy cows were purchased under an agreement to sell them back to Xinjiang during 2004. The cows were used during the fourth quarter of 2003 for the production of dairy cow embryos. Both parties have agreed to a buy back amount of at least approximately $1,700 per cow and at December 31, 2003, the Company has recorded approximately $3,400,000 as "Other receivable" which represents the total estimated buy back amount of the cows during 2004. The total cost allocated to the embryos was approximately $2,100,000, which is the difference between the total cost of the cows of $5,500,000 and the total buy back amount of approximately $3,400,000.

6. PROPERTY HELD FOR SALE AND IMPAIRMENT

During the fourth quarter, the Company began formal negotiations with a local government entity for the sale of the Company's reception center and certain equipment. The Company had included the reception center and equipment as "CONSTRUCTION IN PROGRESS" as construction of the building and installation of the equipment has not been completed. On February 29, 2004, the Company and a local government entity signed a letter of intent to sell the reception center to the local government entity no later than April 30, 2004. A final purchase price has not been reached, however management estimates a 10-15% loss based on the book value of the property. The Company recorded an impairment loss of approximately or $300,000 and reclassified the remaining "CONSTRUCTION IN PROGRESS" of $2,192,071 to "Property held for sale" for the year ended December 31, 2003, based on the book value of the reception center and equipment of approximately $2,492,000.

7. FIXED ASSETS
                                      Fixed assets are comprised of the
following at December 31:


                                          2003                    2002
                                         ------                  ------
           Infrastructure           $   226,506            $   226,506
           Buildings                  6,244,561              3,428,537
           Equipment                  1,262,598              1,265,961
           Other                        626,506                626,506
                                      ----------             ----------
                                      8,360,171              5,547,510
           Accumulated Depreciation  (1,943,830)            (1,320,907)
                                     -----------            -----------
                                    $ 6,416,341            $ 4,226,603
                                     ===========            ===========

At December 31, 2002 the Company had recorded $1,000,000 as estimated future construction cost under contract with an offsetting liability of estimated payable for construction under contract not invoiced. During 2003 the Company reversed these amounts as all construction contracts were completed or incomplete projects are held for sale. These amounts at December 31, 2002 have also been reversed to conform with the current year presentation.

8. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2003 and 2002:

                                                  2003               2002
                                                 ------             ------
Promissory note to Market Management LLC,
due December 11, 2005, interest
payments are due semi-annually commencing 180
days after the date of the note
(December 11, 2002)
at 8% per annum.                              $ 462,433           $ 616,753

Promissory note to Thomas I. Tedrow due
December 11, 2005, interest payments are
due semi- Annually commencing 180 days after
the date of the note (December 11,
2002) at 8% per annum.                           41,424             165,980
                                             ------------       ------------
                                               $503,857           $ 782,733
                                             ============       ============

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

9. COMMON STOCK AND WARRANTS

During 2003, pursuant to subscription agreements with various investors, the Company received a total of $1,627,117, net of associated offering costs for the issuance of 2,934,581 shares of common stock. In conjunction with certain subscription agreements, the Company and certain investors executed stock purchase warrant agreements, which provided 1,049,575 warrants with exercise prices ranging from $1.34 to $1.54 per share. The warrants are exercisable for a period of five years with expiration dates ranging from September 4, 2008 to October 8, 2008 and may be exercised in full or in part. The warrants include certain registration rights and a cashless exercise provision.

10. INCOME TAXES

The companies operate in several jurisdictions and may be subject to taxation in those jurisdictions.

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States of America. Accordingly, no United States corporate taxes have been provided in these financial statements.

Under current law of the British Virgin Islands, any dividends and capital gains arising from the Company's investments are not subject to income tax in the British Virgin Islands.

Companies with operations in the Peoples Republic of China may be subject to taxes for income therein. The Income Tax Law of the Peoples Republic of China for Enterprises with Foreign Investment and Foreign Enterprises provide certain exemptions from taxation. Under current PRC law, Aershan the operating company is exempt from taxation. Accordingly, no PRC corporate taxes have been provided in these financial statements.

11. CONSULTING AGREEMENT

During June 2003, the Company entered into a six month public relations agreement (the "Agreement") with Piranha, Inc. (the "Consultant"). The services of the Consultant included assisting the Company in providing information concerning the company's business to the investing public by the use of internet and many other media tools to bring the Company exposure. As consideration for these services, the Company agreed to issue 250,000 freely tradable and unrestricted shares of the Company's common stock. A shareholder of the Company transferred 250,000 shares to the Consultant during 2003 and the Company will reimburse the shareholder for these shares during 2004. In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the Agreement based on the fair market value of the Company's stock at the commencement date of the Agreement. For the year ended December 31, 2003, the Company recorded an expense with an offsetting liability to the shareholder of $250,000.

12. CONCENTRATION OF CREDIT RISKS

Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits, trade receivables, other receivables and the amounts due from related companies. The Company performs ongoing evaluations of its cash position and credit evaluations at the subsidiary level to ensure collections and minimize losses.

             (i) Cash deposits. The Group places its cash deposits with banks in the PRC.

(ii) Other receivables and amounts due from related companies. The Company does not have a policy of requiring collateral.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

              The fair values of financial instruments are set out as follows

(i) Cash deposits. The cash deposits are stated at cost, which approximates market value.

(ii) Trade receivables, other receivables and amounts due from related companies. Trade receivables, other receivables and the amounts due from related companies are stated at their book value less provision for doubtful debts, which approximates the fair value.

(iii) Accounts payable, accrued expenses, and amounts due to related companies and directors are stated at their book value which approximates their fair value.

14.               CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

15. ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

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

Eternal acquired 100% interest in Aershan in a transaction valued at $6,000,000 from Shang Jia Ji. The $6,000,000 represents Shang Jia Ji's cost.

Eternal entered into various construction contracts with companies controlled by Shang Jia Ji. The contracts totaled approximately $985,530. This amount was paid in full by December 31, 2002.

The Company entered into a contract with Towering International Trade (US) Corp during 2001 for a research and development project totaling $1,400,000. No payments were made in 2001. During 2002, $400,000 was paid on this contract.

The Company has a receivable from CCI of approximately $618,000 at December 31, 2003 and 2002. The balance represents payments made by the Company on behalf of CCI in previous year for various operating expenses.

The Company has a payable to a former employee of approximately $160,000 at December 31, 2003 and 2002. The balance represents advances made to the Company for various expenses in previous years.

The Company has a payable to Ji Jun Wu, Chairman of the Board and President, of approximately $106,000 at December 31, 2003 and 2002. The balance represents advances made to the Company for various expenses in previous years.

The Company has a net payable to Shang Jia Ji of approximately $120,000 and $117,000 at December 31, 2003 and 2002, respectively. In addition the Company has payables of approximately $210,000 and $156,000, respectively at December 31, 2003 and 2002 to other entities controlled by Shang Jia Ji. These balances represent advances made to the Company for various operating expenses.

During 2002 the Company entered into an investor relations agreement with Stoneside Development Limited ("Stoneside"). Stoneside is controlled by Thomas
L. Tedrow a former principal shareholder and former officer of the Company. The agreement was for $10,000 per month for twenty-four months commencing June 2002. Thomas L. Tedrow also received a $90,000 fee from the Company. During January 2003, the investor relations agreement with Stoneside Limited was terminated and the Company entered into a consulting agreement with Market Management, LLC pursuant to which consulting services were to be provided over a 24 month period. Payments for those services total $10,000 per month. Market Management, LLC is also controlled by Thomas L. Tedrow. The total amount expensed in 2003 related to the contract with Market Management, LLC is $120,000.

16. MAJOR CUSTOMERS AND SUPPLIERS

The Company purchases and sells livestock whose purchases and sales exceed 10% of total purchases and sales.

         Purchases:                                  2003           2002
                                                    ------         ------
                           Company A                  53%                -
                           Company B                  21%               40%
                           Company C                  17%                -
                           Company D                    -               40%
         Sales:
                           Company E                  25%               49%
                           Company F                  31%                -%
                           Company G                  31%               44%
                           Company H                  13%                -

17. WATERFORD STERLING CORPORATION FINANCIAL STATEMENTS

Presented below is the unaudited condensed Balances Sheet as of December 12, 2002 and the unaudited condensed Statement of Income of Waterford Sterling Corporation for the period January 1, 2002 through December 12, 2002 and prior to the merger discussed in Note 1.

                         WATERFORD STERLING CORPORATION
                       CONDENSED BALANCE SHEET (UNAUDITED)
                                DECEMBER 12, 2002

Office equipment, net                                         $    14,286
Business acquisition cost                                         104,783
                                                                ----------
   Total assets                                               $   119,069
                                                                ==========

Accrued expenses                                              $    28,965
Notes payable                                                     782,733
Stockholders deficit                                             (692,629)
                                                                ----------
   Total liabilities and stockholders deficit                 $   119,069
                                                                ==========


                         WATERFORD STERLING CORPORATION
                    CONDENSED STATEMENT OF INCOME (UNAUDITED)
            FOR THE PERIOD JANUARY 1, 2002 THROUGH DECEMBER 12, 2002

Revenue
   Interest income                                            $    2,521
                                                                ----------
Expenses
   General and administrative                                    240,769
   Interest expense                                               49,294
   Depreciation                                                    6,721
                                                                -----------
Total expenses                                                $  296,784
                                                                -----------
NET LOSS                                                      $ (294,263)
                                                                ===========

18. CONTINGENCIES AND COMMITMENTS

Research and Development Contracts
On January 6, 2001, the Company entered into a research and development contract with Towering International Trade Corp., (Towering) which is controlled by Shang Jia Ji, a former company officer and former director and major shareholder. According to the contract entered into with Towering, there are two stages. Stage I of the contract with Towering began and was completed during 2002, and the Company expensed $400,000 in connection with the research and development work performed. The contract with Towering calls for the remainder of the research and development services to be performed during 2002, however there were delays in research work and no further research and development work was performed during 2002 and 2003. On February 27, 2001, the Company entered into a four year research and development contract with Shen Yang Institute of Applied Ecology of Chinese Academy of Science (Shen Yang). According to the contract entered into with Shen Yang, there are two stages. Stage I of the contract with Shen Yang began during 2002 but was not complete. The Company expensed $600,000 in connection with the contract with Shen Yang during 2002 and no further work was performed during 2003. The commitments related to the research and development projects totaled $1,600,000 at December 31, 2003.

Other Contingencies
The Company is subject to other contingencies not mentioned elsewhere, including various claims for compensation and reimbursement submitted by third parties. The Company's Board of Directors have received these claims and the Company does not believe it has any obligations to compensate or reimburse for any of these claims. There have been no lawsuits against the Company related to these claims. The ultimate outcome of this matter cannot be predicted with certainty, however the Company believes based on advice from legal counsel, these matters will not have a material adverse effect on the Company's consolidated financial statements.

19. NON-CASH INVESTING AND FINANCING ACTIVITIES

For the year ended December 31, 2003, there were issuances of common stock for the payment of notes payable and accrued liabilities of $278,976 and $175,031, respectively. For the year ended December 31, 2003 there were accrued liabilities of $174,770 converted to paid-in capital.

For the year ended December 31, 2002, there was stock issued pursuant to an exchange agreement and there were accrued expenses and notes payable of $25,360 and $782,733, respectively which represent the non-cash portion of the transaction.

20. SUBSEQUENT EVENTS

During January 2004, the Company entered into a six-month public relations agreement with PMR and Associates, LLC (PMR). As consideration for public relations services the Company shall compensate PMR the equivalent of $90,000 in shares subject to Rule 144. During February 2004, the Company issued 100,000 shares to PMR as compensation for these services.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal control subsequent to the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

              Exhibit
              Number              Description of Exhibit
             ----------          -------------------------

                 2.1 Exchange Agreement by and between Waterford Sterling Corporation and Eternal Technology Group Ltd. dated December 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 12, 2002, filed with the SEC on December 18, 2002).

                 3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed October 22, 2003
                           (SEC File No. 333-109908)).

                 3.2 Articles of Amendment, dated December 31, 2002, to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 12, 2002, filed with the SEC on December 18, 2002).

                 3.3 Bylaws of Eternal Technologies Group, Inc. adopted December 12, 2002 (incorporated by reference to
                           Exhibit 3.3 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File
                           No. 333-109908)).

                 10.1 Research Contract with Shen Yang Institute of Applied Ecology of the Chinese Academy of Science. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002).

       10.2 Research Contract with Tower International Trade Corp. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002).

       10.3 Purchase Agreement with Shang JaiJi dated July 15, 2000 for the purchase of the Shares of Willsley
                 Company Limited  (incorporated by reference to Exhibit
                 10.3 to the Company's Annual Report on Form
                 10-KSB for the year ended December 31, 2002).

       10.4* Amendment to the Purchase Agreement with Shang Jai Ji dated July 15, 2000 for the Purchase of the Shares of Willsley Company Limited (incorporated by reference to
                 Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002).

       10.5 * Dairy Cow Purchase Contract dated August 5, 2003 by and between Inner Mongolia Aeirshan Agricultural Technologies Limited and Xinjiang Bajinquoleng Husbandry Center.

       10.6 * Consulting Agreement dated January 1, 2003 by and between the Company and Market Management LLC.

       10.7 * Public Relations Agreement dated January 23, 2004 by and between the Company and PMR and Associates LLC.

       10.8 * Contract dated June 13, 2003 by and between Eternal Technologies Group, Inc. and Paranna, Inc.

       10.9 Form of Subscription Agreement relating to 2003 Placement of Common Stock (incorporated by reference to Exhibit 10.5 to the Company's
                     Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).


       10.10 Form of Placement Agreement with First Montauk Securities Corp (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

       10.11 Form of Warrant Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

       14.1 *        Code of Ethics for CEO and Senior Financial Officers

       31.1 *        Section 302 Certification of CEO

       31.2 *        Section 302 Certification of CFO

       32.1 *        Section 906 Certification of CEO

       32.2 *        Section 906 Certification of CFO

    *        Filed herewith

    (b) Reports on Form 8-K

             None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.





                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ETERNAL TECHNOLOGIES GROUP, INC.
Dated:   March 30, 2004

                                    By:/s/ Jijun Wu
                                       --------------------
                                             Jijun Wu
                                             President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                     Title                    Date

/s/ JIJUN WU           Chairman of the Board and            March 30, 2004
------------------
JIJUN WU               President (Principal Executive
                       Officer)

/s/ JIANSHENG WEI      Chief Operation Officer and          March 30, 2004
------------------
JIANSHENG WEI          Director

/s/ XINGJIAN MA        Chief Financial Officer (Principal   March 30, 2004
------------------
XINGJIAN MA            Financial and Accounting Officer)

/s/ SHIEN ZHU          Director                             March 30, 2004
------------------
SHIEN ZHU

/s/ JAMES Q. WANG      Director                             March 30, 2004
------------------
JAMES Q. WANG

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

Dated: March 30, 2004

By: /s/ JiJun Wu
   ---------------
JiJun Wu
Chief Executive Officer

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

Dated: March 30, 2004

By: /s/ Xingjian Ma
    ----------------
Xingjian Ma
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, JiJun Wu, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Eternal Technologies Group, Inc. on Form 10-KSB for the annual period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/JiJun Wu
----------------------------
Name: JiJun Wu
Title: Chief Executive Officer
March 30, 2004

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Xingjian Ma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Eternal Technologies Group, Inc. on Form 10-KSB for the annual period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By:/s/ Xingjian Ma
----------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
March 30, 2004