Form 10QSB
period 2004-03-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2004-05-13
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


           Suite 04-06, 28/F, Block A, Innotec Tower, 235 Nanjing Road
                      Heping District, Tianjin, PRC 300100
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                               011-86-22-2721-7020
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of May 15, 2004, 29,387,380 shares of Common Stock of the issuer were outstanding.

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2004 (unaudited)and
           December 31, 2003                                              3

           Unaudited Consolidated Statements of Income - For the
           three months ended March 31, 2004 and 2003                     4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2004 and 2003             5

           Notes to Consolidated Financial Statements                     6

  Item 2.  Management Discussion and Analysis or Plan of Operations       9

  Item 3.  Controls and Procedures                                       10

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             10
  Item 2.  Changes in Securities and Small Business Issuers              10
           Purchaser of Equity Securities                                10
  Item 3.  Defaults Upon Senior Securities                               10
  Item 4.  Submission of Matters to a Vote of Security Holders           10
  Item 5.  Other Information                                             10
  Item 6.  Exhibits and Reports on Form 8-K                              10

            Signatures

            Certifications

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2004
                             (UNITED STATES DOLLARS)

                                     ASSETS

                                                                         March 31                December 31
                                                                           2004                      2003
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

(Unaudited) (Audited)
CURRENT ASSETS
  Cash and Cash equivalents                                             $ 16,471,005               $16,302,464
  Inventories                                                              1,208,582                 1,214,182
  Accounts receivable                                                        215,783                         -
  Other receivable                                                         3,399,995                 3,399,995
  Receivable due from related company                                        617,824                   617,825
  Prepayments and deposits                                                   190,190                   145,190
  Property held for sale                                                   2,138,554                 2,192,071
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

TOTAL CURRENT ASSETS                                                      24,241,933                23,871,727


FIXED ASSETS
  (net of accumulated depreciation of $2,071,919 in 2004
   and $1,943,831 in 2003                                                  6,288,251                 6,416,341
LAND USE RIGHTS
   (net of accumulated amortization of $869,061 in 2004
    and $806,961 in 2003)                                                  5,130,940                 5,193,039
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

TOTAL ASSETS                                                           $ 35,661,124              $435,481,107
                                                                      ===============           ===============
                                                                      ===============           ===============


        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                             443,366                   503,857
   Accounts payable and accrued expenses                                   1,317,145                 1,133,462
   Payable to related company                                                 98,796                   205,957
   Amounts due to related parties                                            421,954                   417,617
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

TOTAL CURRENT LIABILITIES                                                  2,281,261                 2,260,893
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------


SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                                  -                         -
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 29,387,380  and 29,177,396 shares issued and
   outstanding at March 31, 2004 and December 31, 2003, respectively          29,387                    29,177
   Paid - in capital                                                       8,238,436                 8,088,159
   Stock subscription receivable                                             (10,176)                  (10,176)
   Retained earnings                                                      25,122,216                25,113,054
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------
TOTAL SHAREHOLDERS' EQUITY                                                33,379,863                33,220,214
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 35,661,124               $35,481,107
                                                                      ===============           ===============

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (UNITED STATES DOLLARS)
                                                            March 31
                                               -------------------------------
                                               -------------------------------
                                                  2004             2003
                                               -------------     -------------
                                               -------------     -------------

(Unaudited) (Unaudited)

SALES                                            $2,044,578          $ 28,376

COST OF SALES                                     1,449,937                 -
                                               -------------     -------------
                                               -------------     -------------

GROSS PROFIT                                        594,641            28,376


DEPRECIATION AND AMORTIZATION                       190,188           213,469

SELLING AND ADMINISTRATIVE EXPENSES                 368,154           150,233

OTHER INCOME (EXPENSE)
  Interest Income                                    26,380            16,223
  Impairment Loss                                   (53,517)                -
                                               -------------     -------------
                                               -------------     -------------

NET INCOME BEFORE INCOME TAXES                        9,162          (351,549)

INCOME TAXES                                              -                 -

                                               -------------     -------------
                                               -------------     -------------

NET INCOME                                          $ 9,162        $ (351,549)
                                               =============     =============
                                               =============     =============


EARNINGS PER SHARE
  Basic and diluted
  Net income (loss)                                 $ 0.00            $ (0.01)
                                                    =======           ========

Weighted average number of common
  shares outstanding
  Basic and diluted                             29,337,381         26,079,316
                                                ===========        ===========
                                       4

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (UNITED STATES DOLLARS)


                                                               March 31
                                                    ----------------------------
                                                    ----------------------------
                                                       2004             2003
                                                    -------------   ------------
                                                    -------------   ------------

(Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 9,162       $ (319,103)
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     190,190          213,469
     Stock issued for services                          45,000                -
     Impairment loss                                    53,517                -
(Increase) decrease in assets:
     Inventories                                         5,600                -
     Accounts receivable                              (215,783)       4,483,855
     Prepayments and deposits                                -           (2,892)
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses             183,679           19,682
     Notes payable                                           -              100
     Amounts advanced by related parties                 4,337           18,342
     Account payable to related company               (107,161)          (4,886)
                                                  -------------   --------------
                                                  -------------   --------------

     Net cash provided by operating activities         168,541        4,408,567
                                                  -------------   --------------
                                                  -------------   --------------

CASH FLOWS FROM FINANCING ACTIVIES
    Issuance of capital shares                               -           81,886
                                                  -------------   --------------
                                                  -------------   --------------


NET INCREASE IN CASH AND
     BANK BALANCES                                     168,541        4,490,453

     Cash and bank balances, beginning of period    16,302,464        7,135,559
                                                  -------------   --------------
                                                  -------------   --------------

     Cash and bank balances, at end of period      $16,471,005      $11,626,012
                                                  =============   ==============
                                                  =============   ==============

SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                             -                -
   Taxes paid                                                -                -

2. During the quarter ended March 31, 2003, 548,000 shares were issued. 249,000 of these shares were subscribed to and the related proceeds of $71,706 were collected on April 2, 2003. Offering cost associated with the total issues were $43,687.

3. During the quarter ended March 31, 2004, 109,984 shares were issued for the payment of notes payable of $60,491. 100,000 shares were issued related to services and prepaid services totaling $90,000.

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004
--------------------------------------------------------------------------------
NOTES

1.       Reporting entity

              Pursuant to an exchange agreement, Eternal Technologies Group, Inc., ("Company") formerly known as Waterford Sterling Corporation, completed its acquisition of 100% interest of Eternal Group Limited and Subsidiaries on December 12, 2002. The Company has treated the transaction as a reverse merger for accounting purposes. Following the acquisition, the former shareholders of Eternal Technology Group Limited, a British Virgin Islands limited liability company, now owns approximately 85% of the issued and outstanding common shares of Eternal Technologies Group Inc.

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

              These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 (b) Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB.

              In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.       Cash
             At March 31, 2004, approximately $15,549,752 of cash is arbitrarily restricted by management for operations in the PRC.

4.       Public relations agreement
             During January 2004, the Company entered into a six-month public relations agreement with PMR and Associates, LLC (PMR). As consideration for public relations services, the Company shall compensate PMR the equivalent of $90,000 in shares subject to Rule
             144. During February 2004, the Company issued 100,000 shares to PMR for these services. For the three months ended March 31, 2004, the Company expensed $45,000 associated with this agreement and recorded $45,000 as prepaid consulting expense at March 31, 2004.

5.       Notes payable
          The Company's promissory notes payable are in default at March 31, 2004 and the holder of the notes has made demand for payment of the notes and has threatened litigation. The Company and its attorneys are performing an additional detailed review of all expenditures prior to the merger. The balances of the notes are subject to change pending the outcome of the review of these expenditures. The Company believes it has meritorious defenses to portions of the promissory notes.

6.       Contingencies
             In conjunction with certain subscription agreements entered into during 2003, the Company has agreed to register the shares issued under a Form SB-2 registration statement. There are penalties for not timely meeting filing and effectiveness deadlines, and the Company has received claims related to these penalties. For the three months ended March 31, 2004, the Company has accrued expenses for penalties of $52,361.

7.       Subsequent event
             On April 30, 2004, the Company and a local government entity reached an agreement on the final purchase price and terms related to the Company's reception center and certain equipment that is recorded as "Property held for Sale" at December 31, 2003 and March 31, 2004. At December 31, 2003, the Company had recorded an estimated impairment loss of $300,000. At March 31, 2004, the Company recorded an additional impairment loss of $53,517 based on the amount the Company had recorded of $2,192,071 and the final purchase price of $2,138,554. The agreement calls for cash payments of $620,482 and the remainder will be paid in livestock of $1,518,073. The Company accounts for non-monetary transactions in accordance with APB Opinion No. 29.

Item 2. Management Discussion and Analysis or Plan of Operation

The Company's business is highly seasonal, with most of the Company's revenue and income being earned during the fourth quarter of the calendar year. Accordingly, the results of operations for the calendar quarter ended March 31, are not indicative of the results for any other quarter or for the fiscal year.

Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

Revenues

Revenues for the three months ended March 31, 2004 increased by $2,016,202 to $2,044,578 from $28,376 for the corresponding period of the prior year. This increase in revenue occurred because the Company purchased and sold processed lamb meat for food processing in the first quarter of 2004 while the Company had no such business in the first quarter of 2003.

Cost of Sales

There were no cost of sales for the three months ended March 31, 2003, but costs of sales totalled $1,449,937 for the three months ended March 31, 2004 from the purchase of the processed lamb meat.

Depreciation and Amortization

     Depreciation and amortization expense for the three months ended March 31, 2004 decreased by $23,281 or 10.9% to $190,188 from $213,469 for the corresponding period of the prior year. The decrease in depreciation and amortization primarily resulted from the fact that certain equipment was fully depreciated as of December 31, 2003.


Selling and Administrative Expenses

     Selling and administrative expenses for the three months ended March 31, 2004 increased by $217,921 or 145.1% to $368,154 from $150,233 for the corresponding period of the prior year. The increase in the selling and administrative expenses is principally attributable to an increase in salaries of $102,939 an increase in marketing expenses of $45,520, the penalty for the delay in the registration of $52,361 an increase in the interest expense of $9,500, and an increase in research and development.

Net Income (Loss)

     As a result of the foregoing, the Company reported earnings of $9,162 for the three months ended March 31, 2004 compared to a loss of $351,549 for the three months ended March 31, 2003. There were no income taxes recorded for either three month period.

Liquidity and Capital Resources

     As of March 31, 2004, the Company had cash of $16,471,005 and working capital of $21,960,672. This compares with cash of $16,302,464 and working capital of $21,610,834 at December 31, 2003.

     Cash flows from operating activities totaled $168,541 for the three months ended March 31, 2004. This compares with cash used in operating activities of $4,408,567 for the three months ended March 31, 2003. The decrease in cash flows resulted from changes in the current accounts, particularly accounts receivable ($4,699,638) and reduced depreciation of $23,281 which was partially offset by an increase in earnings of $328,265 the issuance of shares for services ($45,000) and a non-cash charge for an impairment loss of $53,517.

     There were no investing activities by the Company during either the three months ended March 31, 2004 or 2003.

     There were no financing activities for the three months ended March 31, 2004. Cash flows from financing activities for the three months ended March 31, 2003 totaled $81,886 All of the cash flows from the financing activity was from the sale of the Company's common stock.

     Although the Company has a cash and bank balance of $16,471,005, $15,549,752 is arbitrarily restricted by management for operations within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2.  Changes in Securities

     During the quarter ended March 31, 2003, 548,000 shares were issued, 249,000 of these shares were subscribed to and the related proceeds of $71,706 were collected on April 2, 2003. Cost associated with the total issues were $43,687. During the quarter ended March 31, 2004, 109,984 shares were issued for the payment of notes payable of $60,491. 100,000 shares were also issued related to services and prepaid services totaling $90,000.

Item. 3. Defaults Upon Senior Securities

     None

Item 4.  Submissions of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
                   None

         b)    Reports on Form 8-K
                   None

                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         ETERNAL TECHNOLOGIES GROUP, INC.


                                       /s/ JiJun Wu
                                         -------------------------------------
May 12, 2004                               JiJun Wu, Chief Executive Officer


                                      /s/ Xingjian Ma
May 12, 2004                             -------------------------------------
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

Dated: May 12, 2004

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

Dated: May 12, 2004

By: /s/ Xingjian Ma
   --------------------
Xingjian Ma
Chief Financial Officer

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
                         TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, JiJun Wu, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/ JiJun Wu
--------------------------
Name: JiJun Wu
Title: Chief Financial Officer
May 12, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
                         TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, Xingjian Ma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/ Xingjian Ma
--------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
May 12, 2004