Form 10QSB/A
period 2004-03-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2004-05-14
CIK 1096662

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

            Certifications

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2004
                             (UNITED STATES DOLLARS)

                                     ASSETS

                                                                         March 31                December 31
                                                                           2004                      2003
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

                                                                        (Unaudited)               (Audited)
CURRENT ASSETS
  Cash and Cash equivalents                                             $ 16,471,005               $16,302,464
  Inventories                                                              1,208,582                 1,214,182
  Accounts receivable                                                        215,783                         -
  Other receivable                                                         3,399,995                 3,399,995
  Receivable due from related company                                        617,824                   617,825
  Prepayments and deposits                                                   190,190                   145,190
  Property held for sale                                                   2,138,554                 2,192,071
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

TOTAL CURRENT ASSETS                                                      24,241,933                23,871,727


FIXED ASSETS
  (net of accumulated depreciation of $2,071,919 in 2004
   and $1,943,831 in 2003                                                  6,288,251                 6,416,341
LAND USE RIGHTS
   (net of accumulated amortization of $869,061 in 2004
    and $806,961 in 2003)                                                  5,130,940                 5,193,039
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

TOTAL ASSETS                                                           $ 35,661,124              $ 35,481,107
                                                                      ===============           ===============
                                                                      ===============           ===============


        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                             443,366                   503,857
   Accounts payable and accrued expenses                                   1,317,145                 1,133,462
   Payable to related company                                                 98,796                   205,957
   Amounts due to related parties                                            421,954                   417,617
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

TOTAL CURRENT LIABILITIES                                                  2,281,261                 2,260,893
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------


SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                                  -                         -
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 29,387,380  and 29,177,396 shares issued and
   outstanding at March 31, 2004 and December 31, 2003, respectively          29,387                    29,177
   Paid - in capital                                                       8,238,436                 8,088,159
   Stock subscription receivable                                             (10,176)                  (10,176)
   Retained earnings                                                      25,122,216                25,113,054
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------
TOTAL SHAREHOLDERS' EQUITY                                                33,379,863                33,220,214
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 35,661,124               $35,481,107
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

5.       Notes payable
          The Company's promissory notes payable are in default at March 31, 2004 and the holder of the notes has made demand for payment of the notes and has threatened litigation. The Company and its attorneys are performing an additional detailed review of all expenditures prior to the merger. The balances of the notes are subject to change pending the outcome of the review of these expenditures. The Company believes it has meritorious defenses to any lawsuit related to the notes.

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


Selling and Administrative Expenses

     Selling and administrative expenses for the three months ended March 31, 2004 increased by $217,921 or 145.1% to $368,154 from $150,233 for the corresponding period of the prior year. The increase in the selling and administrative expenses is principally attributable to an increase in salaries of $102,939 an increase in marketing expenses of $45,520, the penalty for the delay in the registration of $52,361 an increase in the interest expense of $9,500, and an increase in research and development of $7,229.

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