Form 10QSB
period 2004-06-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2004-08-18
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


          Suite 04-06, 28/F, Block A, Innotec Tower, 235 Nanjing Road,
                        Heping District, Tianjin, 300100
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                               011-86-22-2750-1802
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____
                                                             ----

As of August 12, 2004, 29,387,380 shares of Common Stock of the issuer were outstanding.

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                          Page
                                                                          Number

PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - June 30, 2004 (unaudited) and
           December 31, 2003 (audited)                                        3

           Unaudited Consolidated Statements of Income - For the
           three months and Six Months ended June 30, 2004 and 2003           4

           Unaudited Consolidated Statements of Cash Flows-
           For the Six Months ended June 30, 2004 and 2003                    5

           Notes to (unaudited) Consolidated Financial Statements             6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                               10

  Item 3.  Controls and Procedures                                           12


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 12
  Item 2.  Changes in Securities and Small Business Issuer Purchases
           of Equity Securities                                              12
  Item 3.  Defaults Upon Senior Securities                                   13
  Item 4.  Submission of Matters to a Vote of Security Holders               13
  Item 5.  Other Information                                                 13
  Item 6.  Exhibits and Reports on Form 8-K                                  13

            Signatures                                                       13

                Certifications                                               14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2004
                             (UNITED STATES DOLLARS)

                                     ASSETS


                                                                                    June 30                 December 31
                                                                                     2004                      2003
                                                                             ---------------------    --------------------
                                                                                      (Unaudited)           (Audited)


CURRENT ASSETS
  Cash and Cash equivalents                                                          $ 19,067,185             $16,302,464
  Inventories                                                                             696,937               1,214,182
  Other receivable                                                                      3,279,513               3,399,995
  Receivable due from related company                                                     617,824                 617,825
  Receivable - Property sold                                                            1,897,590                       -
  Prepayments and deposits                                                                143,976                 145,190
  Property held for sale                                                                        -               2,192,071
                                                                             ---------------------    --------------------

TOTAL CURRENT ASSETS                                                                   25,703,025              23,871,727


FIXED ASSETS
  (net of accumulated depreciation of $2,199,987 in 2004
   and $1,943,831 in 2003)                                                              6,160,183               6,416,341
LAND USE RIGHTS
   (net of accumulated amortization of $931,160 in 2004
    and $806,961 in 2003)                                                               5,068,840               5,193,039
                                                                             ---------------------    --------------------

TOTAL ASSETS                                                                         $ 36,932,048             $35,481,107
                                                                             =====================    ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                                   $      443,366             $   503,857
   Accounts payable and accrued expenses                                                1,504,624               1,133,462
   Payable to related company                                                             103,373                 205,957
   Amounts due to related parties                                                         409,962                 417,617
                                                                             ---------------------    --------------------

TOTAL CURRENT LIABILITIES                                                               2,461,325               2,260,893
                                                                             ---------------------    --------------------


SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                                               -                       -
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 29,387,380  and 29,177,396 shares issued and
   outstanding at June 30, 2004 and December 31, 2003, respectively                        29,387                  29,177
   Paid - in capital                                                                    8,317,110                8,088,159
   Stock subscription receivable                                                          (10,176)                (10,176)
   Retained earnings                                                                   26,134,402               25,113,054
                                                                             ---------------------    --------------------
TOTAL SHAREHOLDERS' EQUITY                                                             34,470,723               33,220,214
                                                                             ---------------------    --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   36,932,048           $  35,481,107
                                                                             =====================    ====================




     The accompanying notes are integral part of these financial statements.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (UNITED STATES DOLLARS)


                                               Three Months Ended June 30         Six Months Ended June 30
                                       ------------------------------------    ------------------------------
                                             2004                   2003           2004              2003
                                       -----------------    ---------------    ---------------    ------------
                                         (Unaudited)          (Unaudited)         (Unaudited)     (Unaudited)


SALES                                     $4,096,253            $  91,084         $6,140,831           119,460


COST OF SALES                              2,500,561                    -          3,950,498                 -
                                       --------------    -----------------    ---------------    --------------

GROSS PROFIT                               1,595,692               91,084          2,190,333           119,460


DEPRECIATION AND AMORTIZATION                190,167              213,469            380,355           426,938

SELLING AND ADMINISTRATIVE EXPENSES          421,809              161,147            789,963           295,157

OTHER INCOME (EXPENSE)

  Interest Income                             28,470                    -             54,850                 -

  Impairment Loss                                  -                    -           (53,517)                 -
                                       --------------    -----------------    ---------------    --------------

NET INCOME (LOSS) BEFORE
INCOME TAXES                               1,012,186            (283,532)          1,021,348          (602,635)


INCOME TAXES                                       -                    -                  -                 -

                                       --------------    -----------------    ---------------    ---------------

NET INCOME (LOSS)                         $1,012,186          $ (283,532)         $1,021,348      $  (602,635)
                                       ==============    =================    ===============    ===============


EARNINGS PER SHARE
  Basic and diluted

  Net income (loss)                         $  0.03            $   (0.01)           $  0.03       $     (0.02)

Weighted average number of common
  shares outstanding
  Basic and diluted                      29,387,380           26,119,233         29,362,380         25,892,971


     The accompanying notes are integral part of these financial statements.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (UNITED STATES DOLLARS)


                                                                         June 30
                                                          -----------------------------------
                                                              2004                   2003
                                                          ---------------       -------------
                                                            (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $1,021,348          $ (602,635)
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Impairment of reception center                               53,517                    -
     Depreciation and amortization                               380,358              426,938
     Stock issued for service                                     90,000                    -
(Increase) decrease in assets:
     Inventories                                                 517,245                    -
     Accounts receivable                                               -            4,483,855
     Other receivable                                            120,482                    -
     Amounts due from related parties                                  -              (4,000)
     Prepayments and deposits                                      1,214              (2,892)
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                       371,162               78,086
     Amounts due to related parties                              (7,655)               30,390
     Account payable to related company                        (102,584)              (4,886)
                                                       ------------------    -----------------

     Net cash provided by operating activities                 2,445,087            4,404,856
                                                       ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVIES
    Cash received from sale of property held for sale            240,964                    -
                                                       ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVIES
    Proceeds from issuance of common stock                             -              187,236
    Capital contributed                                           78,670                    -
                                                       ------------------    -----------------

     Net cash provided by financing activities                    78,670              187,236
                                                       ------------------    -----------------


NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                          2,764,721            4,592,092

     Cash and cash equivalents, beginning of period           16,302,464            7,135,559
                                                       ------------------    -----------------

     Cash and cash equivalents, at end of period             $19,067,185          $11,727,651
                                                       ==================    =================

SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                                       -                    -
   Taxes paid                                                          -                    -

2. During the six months ended June 30, 2004, 109,984 shares were issued for the payment of notes payable of $60,491 and 100,000 shares were issued related to services totaling
   $90,000.



     The accompanying notes are integral part of these financial statements.

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

     In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.   Cash

     At June 30, 2004, approximately $18,174,000 of cash is to be exclusively used for operations in the Peoples' Republic of China.

4.   Receivable - Property sold

     On April 30, 2004, the Company and a local government entity reached an agreement on the final purchase price and terms related to the Company's reception center and certain equipment that is recorded as "Property held for Sale" at December 31, 2003 and March 31, 2004. At December 31, 2003, the Company had recorded an estimated impairment loss of $300,000. At March 31, 2004, the Company recorded an additional impairment loss of $53,517 based on the amount the Company had recorded of $2,192,071 and the final purchase price of $2,138,554. The agreement calls for cash payments of $620,482 and the remainder will be paid in livestock of $1,518,072. The Company accounts for non-monetary transactions in accordance with APB Opinion No. 29. During the three months ended June 30, 2004, a cash payment of $240,964 was received in accordance with this agreement.

5.   Public relations agreement

     During January 2004, the Company entered into a six-month public relations agreement with PMR and Associates, LLC (PMR). As consideration for public relations services, the Company shall compensate PMR the equivalent of $90,000 in shares subject to Rule 144. During February 2004, the Company issued 100,000 shares to PMR for these services. For the six months ended June 30, 2004, the Company expensed $90,000 associated with this agreement.

6.   Notes payable

     The Company's promissory notes payable are in default at June 30, 2004. The Company and its attorneys are performing an additional detailed review of all expenditures prior to the merger. The balances of the notes are subject to change pending the outcome of the review of these expenditures. The Company believes it has meritorious defenses to portions of the promissory notes.

7.   Contingencies

     In conjunction with certain subscription agreements entered into during 2003, the Company has agreed to register the shares issued under a Form SB-2 registration statement. There are penalties for not timely meeting filing and effectiveness deadlines, and the Company has received claims related to these penalties. For the six months ended June 30, 2004, the Company has accrued expenses for penalties of $145,219.

8.   Segment Reporting

     The company has identified two reportable segments:

     Agricultural Genetics/Animal husbandry and Pharmaceutical operations. The amounts reported at June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 related to our Agricultural Genetics / Animal husbandry segment.

9.   Subsequent events

     On August 1, 2004, the Company entered into a six-month public relations agreement with Empire Relations Group, Inc. ("Empire"). As consideration for public relations services, the Company shall compensate Empire 100,000 shares of Eternal subject to Rule 144 as follows: 50,000 shares upon the execution of this agreement and 10,000 shares per month beginning with the second month of the contract and extending through the six months.

     On July 27, 2004, the annual shareholder meeting approved the adoption of "Year 2004 Stock Option Plan".

Item 2. Management discussion and Analysis of Financial Condition and Result of Operations


The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2004 and 2003.

Three Months Ended June 30, 2004 Compared to Three months Ended June 30, 2003

Revenues -

Revenues for the three months ended June 30, 2004 increased by $4,005,169 or 4397.2% to $4,096,253 from $91,084 for the corresponding period of the prior year. This increase resulted from an increase in the sale of lamb meat of $1,397,458 and an increase of $2,607,711 in fees earned from cattle embryo transfers. The company had no sales of lamb meat and earned $91,084 from cattle embryo transfers in the corresponding period of the prior year.

Cost of Sales -

Cost of sales for the three months ended June 30, 2004 increased by $2,500,561 to $2,500,561 from $0 for the corresponding period of the prior year. This increase resulted from costs incurred in the sales of lamb meat of $1,009,193 and cost incurred in the cattle embryo transfers of $1,491,368. The gross profit margin from the sale of lamb meat was 27.78% and the gross profit margin on embryo transfers was 44.74%.

Depreciation and Amortization -

Depreciation and amortization expenses decreased by $23,302 or 10.9% to $190,167 from $213,469 for the corresponding period of the prior year. This decrease resulted from the fact that certain equipment had been fully depreciated and accordingly there was no depreciation charge against such equipment for the three months ended June 30, 2004.

Selling and Administrative Expenses -

Selling and administrative expenses increased by $260,662 or 161.8% to $421,809 from $161,147 for the corresponding period of the prior year. This increase resulted from an increase in salaries of $144,220, an increase in marketing costs of $40,949, an increase in penalties of $92,858 and an increase in miscellaneous expenses of $21,874 which was partially offset by a decrease in professional fees of $39,238.

Other Income (Expense)

For the three months ended June 30, 2004 the company had other income of $28,470, all of which was interest income. There was no other income for the corresponding period of the prior year.

As a result of the foregoing, the company had net income of $1,012,186 or $.03 per share for the three months ended June 30, 2004 compared to a net loss of $283,532 or $.01 per share for the corresponding period of the prior year.

Six Months Ended June 30, 2004 As Compared to Six Months Ended June 30, 2003.


Revenues -

Revenues for the six months ended June 30, 2004 increased by $6,021,371 or 5040.5% to 6,140,831 from $119,460 for the corresponding period of the prior year. This increase is attributable to an increase in the sale of lamb meat of $3,436,012 and an increase in cattle embryo transfer fees of $2,585,359.

Cost of Sales -

Cost of sales for the six months ended June 30, 2004 increased to $3,950,498 from $0 for the corresponding period of the prior year. This increase resulted from the costs incurred in the sale of lamb meat of $2,453,530 and the cost incurred in cattle embryo transfers of $1,496,968. The gross profit margin on the sale of lamb meat was 28.6% and the gross profit margin from cattle embryo transfers was 44.7%.

Depreciation and Amortization -

Depreciation and amortization expenses for the six months ended June 30, 2004 decreased by $46,583 or 10.9% to $380,355 from $426,938 for the corresponding period of the prior year. This decrease resulted from certain equipment being fully depreciated in a prior period and accordingly no charge to depreciation was made against such equipment during the six months ended June 30, 2004.

Selling and Administrative Expenses -

Selling and administrative expenses for the six months ended June 30, 2004 increased by $494,806 or 167.6% to $789,963 from $295,157 for the corresponding period of the prior year. This increase resulted from an increase in salaries of $247,160 marketing expenses of $86,469, penalties of $145,219 and miscellaneous expenses of $42,390 which were partially offset by a decrease in professional expenses of $26,430.

Other Income (Expense)

Other income increased by $54,850 for the six months ended June 30, 2004 to $54,850 from $0 for the corresponding period of the prior year. All of the other income for the six months ended June 30, 2004 is attributable to interest income. Other expense increased by $53,517 for the six months ended June 30, 2004 to $53,517 from $0 for the corresponding period of the prior year. All of the other expense is an impairment loss which resulted from the anticipated loss from the sale of the reception center and certain equipment located on the Company's farm in Inner Mongolia.

As a result of the foregoing, the Company had net income of $1,021,348 or $.03 per share for the six months ended June 30, 2004 compared to a net loss of $602,635 or $.02 per share for the corresponding period of the prior year.


Liquidity and Capital Resources

As of June 30, 2004, the Company had cash and cash equivalents of $19,067,185 and working capital of $23,241,700. This compares with cash and cash equivalents of $16,302,464 and working capital of $21,610,824 as of December 31, 2003.

Cash flows from operating activities totaled $2,445,087 for the six months ended June 30, 2004. This compares with cash flows from operating activities of $4,404,856 for the corresponding period of the prior year. This decrease resulted from an increase in non-cash expense of $96,934 which consists of $53,517 of impairment losses and $90,000 of stock issued for services which was partially offset by a decrease in depreciation and amortization of $46,583; a change in the net current accounts of $4,580,553 for the six months ended June 30, 2003 (of which 4,483,855 is attributable to a decrease in receivables for the six months ended June 30, 2003) compared to a change in net current accounts of $382,619 for the six months ended June 30, 2004; which was partially offset by a net increase in earnings of $1,623,983.

Cash flows from investing activities totaled $240,964 for the six months ended June 30,2004 compared to $0 for the six months ended June 30, 2003. All of the cash from investing activities during the six months ended June 30, 2004 was from the sale of property.

Cash flows from financing activities for the six months ended June 30, 2004, totaled $78,670 all from capital contributed. This compares with cash flows from financing activities of $187,236 for the six months ended June 30, 2003. All of the cash from financing activities for the six months ended June 30, 2003 was from the sale of shares.

At June 30,  2004,  the  Company  had notes  payable  of  $443,366  that are due
December 11, 2005. Interest on the notes shall be payable semi-annually commencing 180 days after the date of the note (December 11, 2002) at 8% per annum. The notes are payable from the first dollars received from any proceeds of any offering subsequent to the acquisition of Eternal Technologies Group Ltd. or at the option of the lender, convertible into post reverse split common shares at a rate equal to the mean of the high and low share price as of the December 31, 2003, the principal balances on the notes was $503,587 and during 2004, the Company issued 109,984 shares which reduced the balance on the notes to $443,366. Although these notes are recorded at $443,366, an outside review was conducted to determine if all amounts accrued are properly chargeable to the Company. These findings have been forwarded to outside counsel for resolution.

Although the Company has a cash and bank balance of $19,067,185, all but $893,185 is to be exclusively used by management for operations within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out is business objectives outside the PRC for the next twelve (12) months.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         None

Item. 3. Defaults Upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of Security Holders

On July 27, 2004, the shareholders at the annual meeting elected seven directors, ratified the appointment of Thomas Leger & Co. LLP and approved the 2004 Stock Option Plan.

Item 5.  Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

                   None

     b)   Reports on Form 8-K

     1. Form 8-K dated July 27, 2004 reporting the results of the shareholder meeting.

                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                       ETERNAL TECHNOLOGIES GROUP, INC.


                                      /s/
                                       -------------------------------------
August ___, 2004                       Jiansheng Wei,  Chief Executive Officer


                                      /s/
August ___, 2004                       -------------------------------------
                                      Xingjian Ma, Chief Financial Officer

                                 CERTIFICATIONS

I, Jiansheng Wei, certify that:

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


Date: August ___, 2004
                                            _______________________
                                            Jiansheng Wei
                                            Chief Executive Officer

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


Date: August ___, 2004
                                            _______________________
                                            Xingjian Ma
                                            Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Jiansheng Wei, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/
----------------------------
Name: Jiansheng Wei
Title: Chief Executive Officer
August ___, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002



--------------------------------------------------------------------------------

I, Xingjian Ma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/
----------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
August ___, 2004