Form 10QSB
period 2004-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2004-11-15
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nevada                                             62-1655508
-----------------------------                     -----------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                         Sect. D, 5/F, Block A. Innotech
                                     Tower,
                 235 Nanjing Rd. Heping District, Tianjin 300052
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011-86-22-2750-1802
                            -------------------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

         As of November 5, 2004, 29,387,380 shares of Common Stock of the issuer were outstanding.

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                            Page

                      Number PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - September 30, 2004
           (unaudited) and December 31, 2003 (audited)                        3

           Unaudited Consolidated Statements of Income - For the
           three months and nine months ended September 30, 2004 and 2003     4

           Unaudited Consolidated Statements of Cash Flows-
           For the nine months ended September 30, 2004 and 2003              5

           Notes to (unaudited) Consolidated Financial Statements             6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                                8

   Item 3. Controls and Procedures                                           10

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 10
  Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds        10
  Item 3.  Defaults Upon Senior Securities                                   10
  Item 4.  Submission of Matters to a Vote of Security Holders               10
  Item 5.  Other Information                                                 10
  Item 6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                   11
Certifications                                                               12

                                     Part I
                              Financial Information

Item 1. Financial Statements


ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(UNITED STATES DOLLARS)


                                                                              September 30           December 31
                                                                          --------------------------------------------
                                                                                  2004                  2003
                                                                          --------------------------------------------
                                                                                  (Unaudited)           (Audited)


 ASSETS
CURRENT ASSETS
  Cash and Cash equivalents                                                         $19,204,031           $16,302,464
  Accounts receivable                                                                 5,371,626                     -
  Inventories                                                                            34,226             1,214,182
  Other receivable                                                                    3,274,418             3,399,995
  Receivable due from related company                                                         -               617,825
  Receivable - Property sold                                                            632,530                     -
  Prepayments and deposits                                                              143,976               145,190
  Property held for sale                                                                      -             2,192,071
                                                                          -----------------------      ---------------

TOTAL CURRENT ASSETS                                                                 28,660,807            23,871,727

FIXED ASSETS (NET)                                                                    6,032,117             6,416,341
  (net of accumulated depreciation of $2,328,054 in 2004
   and $1,943,831 in 2003
LAND USE RIGHTS (NET)                                                                 5,006,740             5,193,039
                                                                          -----------------------      ---------------
   (net of accumulated amortization of $993,260 in 2004
    and $806,961 in 2003)
TOTAL ASSETS                                                                        $39,699,664           $35,481,107
                                                                          =======================      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                                                        $443,366              $503,857
   Accounts payable and accrued expenses                                              1,738,087             1,133,462
   Payable to related company                                                                 -               205,957
   Amounts due to related parties                                                       286,267               417,617
                                                                          -----------------------      ---------------

TOTAL CURRENT LIABILITIES                                                             2,467,720             2,260,893
                                                                          -----------------------      ---------------

SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                                             -                     -
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 29,387,380  and 29,177,396 shares issued and
   outstanding at September 30, 2004 and December 31, 2003, respectively                 29,387                29,177
   Paid - in capital                                                                  8,344,310             8,088,159
   Stock subscription receivable                                                       (10,176)              (10,176)
   Retained earnings                                                                 28,868,423            25,113,054
                                                                          -----------------------      ---------------

TOTAL SHAREHOLDERS' EQUITY                                                           37,231,944            33,220,214
                                                                          -----------------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $39,699,664           $35,481,107
                                                                          =======================      ===============


    The accompanying notes are an integral part of these financial statements

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNITED STATES DOLLARS)


                                                        Three Months Ended                               Nine Months Ended
                                                           September 30                                    September 30
                                             -----------------------------------------    ---------------------------------------
                                                   2004                  2003                      2004                 2003
                                             ----------------- -- --------------------    ----------------------- ---------------
                                               (Unaudited)           (Unaudited)               (Unaudited)          (Unaudited)


SALES                                              $9,074,651                 $     -          $15,215,482            $119,460

COST OF SALES                                       5,764,096                       _            9,714,594                   _
                                             -----------------    --------------------    -----------------     ---------------

GROSS PROFIT                                        3,310,555                       _            5,500,888             119,460

DEPRECIATION AND AMORTIZATION                         190,167                 213,469              570,522             640,407

SELLING AND ADMINISTRATIVE EXPENSES                   415,133                 102,068            1,205,096             397,226

OTHER INCOME (EXPENSE)

  Interest Income                                      29,035                       _               83,615                   _

  Impairment Loss                                           _                       _             (53,517)                   _
                                             -----------------    --------------------    -----------------     ---------------


NET INCOME BEFORE INCOME TAXES                      2,734,290               (315,537)            3,755,368           (918,173)

INCOME TAXES                                                _                       _                    _                   _
                                             -----------------    --------------------    -----------------     ---------------

NET INCOME                                         $2,734,290              ($315,537)           $3,755,368          ($918,173)
                                             =================    ====================    =================     ===============

EARNINGS (LOSS) PER SHARE                               $0.09                 ($0.01)                $0.13             ($0.03)
                                             =================    ====================    =================     ===============

Weighted average number of common
  shares outstanding
  Basic and diluted                                29,387,380              26,917,661           29,370,774          26,238,287
                                             =================    ====================    =================     ===============


    The accompanying notes are an integral part of these financial statements
                                       4

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNITED STATES DOLLARS)


                                                                            September 30
                                                                2004                            2003
                                                             (Unaudited)                     (Unaudited)
                                                            -------------                   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $ 3,755,369               ($918,172)
    Depreciation and amortization                                      570,523                 640,407
    Impairment loss                                                     53,517                       -
    Stock issued for services                                           90,000                       -

    Other                                                               27,200                       -
(Increase) decrease in assets:
    Inventories                                                      1,179,956                       -
    Deferred costs                                                           -              (5,500,000)
    Accounts receivable                                            (5,371,626)               4,483,855
    Other receivable                                                   125,577                       -
    Receivable due from related parties                                617,825                       -
    Prepayment and deposit                                               1,214                 (5,295)
Increase (decrease) in liabilities:
    Accounts payable for construction work                                   -                  54,578
    Accounts payable and accrued expenses                              604,625                (98,370)

    Account payable to related parties                               (131,350)                       -
    Advanced by related parties                                              -                  26,703
    Account payable to related company                               (205,957)                (36,902)
    Prepayments                                                              -              1,060,241
                                                                   ------------              ---------
Net cash provided by (used in) operating activities                  1,316,873               (292,955)
                                                                     ---------               ---------
CASH FLOW FROM INVESTING ACTIVITIES
    Cash received from sale of property held for sale                1,506,024                       -
                                                                     ---------         ---------------
Net cash provided by investing activities                            1,506,024                       -
                                                                     ---------         ---------------
CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of common stock                                                 -               1,633,639
    Capital contributed                                                 78,670                       -

    Notes payable                                                            -               (278,876)
                                                               ---------------               ---------
    Net cash provided by financing activities                           78,670               1,354,763
                                                                        ------               ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            2,901,567               1,061,808
    Cash and cash equivalents, beginning of period                  16,302,464               7,135,559
                                                                    ----------               ---------
    Cash and cash equivalents, at end of period                    $19,204,031              $8,197,367
                                                                   ===========              ==========
SUPPLEMENTARY CASH FLOWS DISCLOSURES
1. Interest paid                                                             -                       -
    Taxes paid                                                               -                       -

2. During the nine months ended September 30, 2004, 109,984 shares were issued for the payment of notes payable of $60,491 and 100,000 shares were issued related to services totaling $90,000.




    The accompanying notes are an integral part of these financial statements

                                      NOTES

1. Reporting entity
Pursuant to an exchange agreement, Eternal Technologies Group, Inc., ("Company") formerly known as Waterford Sterling Corporation, completed its acquisition of a 100% interest of Eternal Group Limited and Subsidiaries on December 12, 2002. The Company has treated the transaction as a reverse merger for accounting purposes. Following the acquisition, the former shareholders of Eternal Technology Group Limited, a British Virgin Islands limited liability company, now owns approximately 85% of the issued and outstanding common shares of Eternal Technologies Group Inc.

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3. Cash

At September 30, 2004, approximately $19,184,876 of cash is to be exclusively used for operations in the Peoples' Republic of China.

4. Receivable - Property sold

On April 30, 2004, the Company and a local government entity reached an agreement on the final purchase price and terms related to the Company's reception center and certain equipment that is recorded as "Property held for Sale" at December 31, 2003 and March 31, 2004. At December 31, 2003, the Company had recorded an estimated impairment loss of $300,000. At March 31, 2004, the Company recorded an additional impairment loss of $53,517 based on the amount the Company had recorded of $2,192,071 and the final purchase price of $2,138,554. The agreement calls for cash payments of $620,482 and the remainder will be paid in livestock of $1,518,072. The Company accounts for non-monetary transactions in accordance with APB Opinion No. 29. As of September 30, 2004, $421,687 had been received in cash and livestock with a value of $1,084,337 had been received.

5. Public relations agreements

During January 2004, the Company entered into a six-month public relations agreement with PMR and Associates, LLC (PMR). As consideration for public relations services, the Company shall compensate PMR the equivalent of $90,000 in shares subject to Rule 144. During February 2004, the Company issued 100,000 shares to PMR for these services. For the nine months ended September 30, 2004, the Company expensed $90,000 associated with this agreement.

On August 1, 2004, the Company entered into a six-month public relations agreement with Empire Relations Group, Inc. ("Empire"). As consideration for public relations services, the Company shall compensate Empire 100,000 shares of Eternal subject to Rule 144 as follows: 50,000 shares upon the execution of this agreement and 10,000 shares per month beginning with the second month of the contract and extending through the six months. For the nine months ended September 30, the Company expensed approximately $27,000 associated with this agreement.

6. Notes payable

The Company's promissory notes payable are in default at September 30, 2004. The Company and its attorneys are performing an additional detailed review of all expenditures prior to the merger. The balances of the notes are subject to change pending the outcome of the review of these expenditures. The Company believes it has meritorious defenses to portions of the promissory notes.

7. Contingencies

In conjunction with certain subscription agreements entered into during 2003, the Company has agreed to register the shares issued under a Form SB-2 registration statement. There are penalties for not timely meeting filing and effectiveness deadlines, and the Company has received claims related to these penalties. For the nine months ended September 30, 2004, the Company has accrued expenses for penalties of $239,097.

8. Segment Reporting

The company has identified two reportable segments:

Agricultural Genetics/Animal husbandry and Bio-engineering operations. The amounts reported at September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 related to our Agricultural Genetics / Animal husbandry segment.

9.  Professional Consulting Agreements

On August 16, 2004, the Company executed contracts with professionals who specialize in livestock genetics, animal husbandry and financial consulting. Each contract is for a period of one year and requires varying amounts of sevices. Each contract requires an annual payment of $10,000.

10. Subsequent events

As disclosed in a Form 8-K filing with the Securities and Exchange Commission, on October 30, 2004, the Board of Directors approved the acquisition of Shenzhen E-Sea Biomedical Engineering Co., Ltd. (E-Sea), a company located at the City of Shenzhen, Guangdong Province, China. E-Sea manufactures and sells medical equipment used for the detection of breast cancer.

Item 2. Management discussion and Analysis of Financial Condition and Result of Operations

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended September 30, 2004 and 2003. Historically, the company's operations have been highly seasonal with nearly all of its revenue and earnings derived during the fourth quarter of the year. However, because of a shift in the company's business to marketing processed lamb meat and embryo transplants into dairy cattle as opposed to goats, the company's business has become less seasonal. The subsequent described results of operations for both the three months and nine months ended September 30, 2004 should be read in this context.

Three Months Ended September 30, 2004 Compared to Three months Ended September 30, 2003

Revenues
Revenues for the three months ended September 30, 2004 are $9,074,651. There were no revenues for the corresponding period of the prior year. The increase resulted from an increase in the sale of lamb meat of $4,066,265 and an increase of $4,915,633 in fees earned from cattle embryo transfers and an increase in the sale of sheep in stock of $92,723. The revenues for the previous year occurred in the fourth quarter.

Cost of Sales

Cost of sales for the three months ended September 30, 2004 increased by $5,764,096 to $5,764,096 from $0 for the corresponding period of the prior year. This increase resulted from costs incurred in the sales of lamb meat of $2,897,494 and cost incurred in the cattle embryo transfers of $2,757,879 and cost in the sale of sheep in stock of $108,723. The gross profit margin from the sale of lamb meat was 28.74% and the gross profit margin on embryo transfers was 43.89%.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $23,302 or 10.9% to $190,167 from $213,469 for the corresponding period of the prior year. This decrease resulted from the fact that certain equipment had been fully depreciated and accordingly there was no depreciation charge against such equipment for the three months ended September 30, 2004.

Selling and Administrative Expenses

Selling and administrative expenses increased by $313,064 or 306.7% to $415,132 from $102,068 for the corresponding period of the prior year. This increase resulted from an increase in salaries of $149,171, an increase in professional fees of $58,854, an increase in penalties of $93,878 and an increase in miscellaneous expenses of $20,656 which was partially offset by a decrease in marketing fees of $9,495.

Other Income (Expense)

For the three months ended September 30, 2004 the company had other income of $29,035, all of which was interest income. There was no other income for the corresponding period of the prior year.

As a result of the foregoing, the company had net income of $2,734,290 or $.09 per share for the three months ended September 30, 2004 compared to a net loss of $315,537 or $.01 per share for the corresponding period of the prior year.

Nine Months Ended September 30, 2004 As Compared to Nine Months Ended September 30, 2003.

Revenues

Revenues for the nine months ended September 30, 2004 increased by $15,096,022 or 12,637% to 15,215,482 from $119,460 for the corresponding period of the prior year. This increase is attributable to an increase in the sale of lamb meat of $7,502,277 and an increase in cattle embryo transfer fees of $7,614,458.

Cost of Sales

Cost of sales for the nine months ended September 30, 2004 increased to $9,714,594 from $0 for the corresponding period of the prior year. This increase resulted from the costs incurred in the sale of lamb meat of $5,351,024 and the cost incurred in cattle embryo transfers of $4,281,778. The gross profit margin on the sale of lamb meat was 28.67% and the gross profit margin from cattle embryo transfers was 43.77%.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2004 decreased by $69,885 or 10.9% to $570,522 from $640,407 for the corresponding period of the prior year. This decrease resulted from certain equipment being fully depreciated in a prior period and accordingly no charge to depreciation was made against such equipment during the nine months ended September 30, 2004.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2004 increased by $807,869 or 203.38% to $1,205,096 from $397,226 for the corresponding period of the prior year. This increase resulted from an increase in salaries of $396,330 marketing expenses of $74,724, penalties of $239,097, professional fees of 22,296 and miscellaneous expenses of $75,423.

Other Income (Expense)

Other income increased by $83,615 for the nine months ended September 30, 2004 to $83,615 from $0 for the corresponding period of the prior year. All of the other income for the nine months ended September 30, 2004 is attributable to interest income. Other expense increased by $53,517 for the nine months ended September 30, 2004 to $53,517 from $0 for the corresponding period of the prior year. All of the other expense is an impairment loss which resulted from the anticipated loss from the sale of the reception center and certain equipment located on the Company's farm in Inner Mongolia.

As a result of the foregoing, the Company had net income of $3,755,368 or $.13 per share for the nine months ended September 30, 2004 compared to a net loss of $918,173 or $.03 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of September 30, 2004, the Company had cash and cash equivalents of $19,204,031 and working capital of $26,193,087. This compares with cash and cash equivalents of $16,302,464 and working capital of $21,610,834 as of December 31, 2003.

Cash flows from operating activities totaled $1,316,873 for the nine months ended September 30, 2004. This compares with cash flows used in operating activities of $292,955 for the corresponding period of the prior year. This increase primarily resulted from an increase in earnings from operating activities of $4,673,541, a net increase of non-cash expense of $100,833 offset by a change in net current accounts of ($3,179,736) for the nine months ended September 30, 2004 compared to a change in net current accounts of ($15,190) for the nine months ended September 30, 2003.

Cash flows from investing activities totaled $1,506,024 for the nine months ended September 30, 2004 compared to $0 for the nine months ended September 30, 2003. All of the cash from investing activities during the nine months ended September 30, 2004 was from the sale of property.

Cash flows from financing activities for the nine months ended September 30, 2004 totaled $78,670 all from capital contributed . This compares with cash flows from financing activities of $1,354,763 for the nine months ended September 30, 2003.

At September 30, 2004, the Company had notes payable of $443,366 that are due December 11, 2005. Interest on the notes shall be payable semi-annually commencing 180 days after the date of the note (December 11, 2002) at 8% per annum. The notes are payable from the first dollars received from any proceeds of any offering subsequent to the acquisition of Eternal Technologies Group Ltd. or at the option of the lender, convertible into post reverse split common shares at a rate equal to the mean of the high and low share price as of the December 31, 2003, the principal balances on the notes was $503,857 and during 2004, the Company issued 109,984 shares which reduced the balance on the notes to $443,366. Although these notes are recorded at $443,366, an outside review was conducted to determine if all amounts accrued are properly chargeable to the Company. These findings have been forwarded to outside counsel for resolution.

Although the Company has a cash and bank balance of $19,204,031, all but approximately $19,000 is to be exclusively used by management for operations within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out its business objectives outside the PRC for the next twelve (12) months.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

         None

Item.3. Defaults Upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of Security Holders

On July 27, 2000, at the annual meeting, the shareholders elected the following seven persons as directors to serve until the next annual meeting.

1. JiJun Wu 2. Jiansheng Wei 3. Shien Zhu 4. James Q.Wang 5. XingJian Ma 6. Genchang Li 7. Shicheng Fu

In addition to the election of directors, the shareholders also adopted the Company's 2004 Stock Option Plan ("Plan") which provided for the issuance of a maximum of 500,000 incentive stock options. The Plan was adopted by 18,568,500 shares voting in favor of the plan and 7,800 shares voting against the plan. The shareholders also ratified the appointment of Thomas Leger & Co. as independent auditors for the year ending December 31, 2004 by a vote of 18,144,800 in favor 421,500 against and 10,000 abstaining.

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


                        ETERNAL TECHNOLOGIES GROUP, INC.


                                /s/ Jiansheng Wei
                                -------------------------------------
November 15, 2004               Jiansheng Wei,  Chief Executive Officer


                                 /s/ Xingjian Ma
November 15, 2004              -------------------------------------
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

Date: November 15, 2004
                                            /s/ Jiansheng Wei
                                            Jiansheng Wei
                                            Chief Executive Officer

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

Date: November 15, 2004
                                            /s/ Xingjian Ma
                                            Xingjian Ma
                                            Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Jiansheng Wei, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/ Jiansheng Wei
----------------------------
Name: Jiansheng Wei
Title: Chief Executive Officer
November 15, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002



--------------------------------------------------------------------------------
I, Xingjian Ma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/ Xingjian Ma
----------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
November 15, 2004