Form 10KSB
period 2004-12-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2005-05-12
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the Fiscal Year Ended December 31, 2004

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-27929

                        ETERNAL TECHNOLOGIES GROUP, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                     62-1655508
-------------------------------            -------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
              of
 incorporation or organization)

              Suite D 5/F, Block A, Innotec Tower, 235 Nanjing Road
                      Heping District, Tianjin, PRC 300052
       ------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: 011-86-22-2721-7020

Securities to be registered pursuant to Section 12(b) of the Act:

 Title of each class          Name of each exchange on which each is registered
 --------------------     -----------------------------------------------------
        None                                        None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                   -------------------------------------------
                                (Title of Class)

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

     The Issuer's revenues for the fiscal year ended December 31, 2004 were $16,834,759.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of May 10, 2005 was 30,679,630. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 10, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $8,221,649.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

           Transition Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                          Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..........................      3
         ITEM 2.      DESCRIPTION OF PROPERTY..........................      8
         ITEM 3.      LEGAL PROCEEDINGS................................      9
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.................................      9

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS......................      9
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.............     10
         ITEM 7.      FINANCIAL STATEMENTS.............................     15
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...........     29
         ITEM 8A.     CONTROLS AND PROCEDURES..........................     30

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT................     30
         ITEM 10.     EXECUTIVE COMPENSATION...........................     32
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................     35
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...     36
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.................     36
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........     38

SIGNATURES            .................................................     39

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Eternal Technologies Group, Inc. is an agricultural genetics company operating in China and focused on the development and application of advanced animal husbandry techniques to produce improved food products.

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

Our pharmaceutical operations focused on the application of our gene engineering capabilities in the research, development of biological drugs. In September of 2004 the company determined that the pharmaceutical products being developed were unlikely to mature into commercially viable products and ceased pharmaceutical operations.

Our principal executive offices are located at Suite D, 5/F, Block A, Innotec Tower, 235 Nanjing Road Heping District, Tianjin, PRC 300052 and our telephone number is 011-86-22-2721-7020.

History and Development of the Company

Our current operations are conducted through our wholly-owned subsidiaries, Eternal Technology Group Ltd. ("Eternal - BVI"), a British Virgin Islands company, and its subsidiaries.

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

Our operations are focused on developing superior livestock breeds in order to improve the quality and yield of livestock in China and the profitability of livestock operations. We initially imported embryos from Australia and the United States. We are utilizing our facilities and expertise to develop a herd of "carrier animals" in order to produce a domestic supply of embryos, eliminating our dependence on third party foreign embryo suppliers and reducing our cost of embryos. Under that program, we transfer fine-breed sheep and dairy cattle embryos into recipient animals and sell the pregnant animals to customers. The offspring will serve as breeding stock or commercial stock.

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

Historically, our business has been highly seasonal with nearly all of our revenues being generated in the fourth quarter. While our business will remain seasonal, it should be less cyclical in the future because of the sale of lamb meat and embryo transfers to dairy cattle, a process which occurs throughout the year.

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

Animal Husbandry in China. Spurred in part by China's entry into the World Trade Organization ("WTO"), the Chinese government has identified improved animal husbandry as a key to meeting the nutritional needs of its population - the worlds' largest, minimizing the potential adverse environmental impact of its domestic agricultural industry and improving China's position in the import/export of agricultural products.

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

Genetic Technologies. We utilize a variety of technologies for industrial embryo production and transfer, all designed to produce superior breeding stock. The primary techniques we presently employ are (1) peritoneal endoscope technique,
(2) vitrification freezing technique, (3) embryo splitting and cleavage ball techniques, and (4) external fertilization technique.

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

Because of recent changes in Chinese land use regulation, which may prohibit any plowing on the farm because of past dust storms that affected Beijing our future land use may be restricted. Although we have not plowed our acreage to plant grain crops or forage grasses, the pasturing of a large number of animals on the farms would require plowing to plant the crops necessary to maintain the livestock. Because we had considered keeping additional livestock on the farms, these plans are no longer viable and diminish our need for the facility. Despite these new regulations, the value of the farm has not diminished as it had not been plowed prior to or subsequent to our purchase and the value paid reflects the value of unplowed acreage. We are evaluating the economic viability of the continued operations of the farm and may, if determined to be in our best economic interests, consider selling some or all of the grazing land on our farm.

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

Pharmaceutical Operations

In September of 2004, the Company determined that the pharmaceutical products being developed were unlikely to mature into commercially viable products. As such the Company entered into agreements stipulating that the Company's research and development expenses would not be reimbursed and the Company was released from any further obligation.

Potential Acquisitions

We intend to evaluate various potential acquisitions of companies and facilities in order to expand the scope of our operations and accelerate our growth. Specifically, we intend to evaluate the acquisition of companies or facilities to provide feedlot, dairy processing, slaughterhouse and meat processing, animal fattening and similar capabilities. However, there are no current agreements to purchase any companies or facilities.

Competition

The agriculture industry is highly competitive. While animal genetics is a relatively new field in China several large foreign companies such as Smithfield Foods, Inc of the United states and Sumitomo Corporation of Japan have, entered the market and compete with us in the development and delivery of advanced animal husbandry products and services. These companies have a substantial advantage due to the size and the name recognition each enjoys.

Increased competition in the agriculture industry could have a material adverse effect on us, as our competitors may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those we possess.

Intellectual Property

We currently rely on a combination of trade secret laws and contractual provisions to protect our proprietary rights in our product. As of December 31, 2003, we had applied for three Chinese patents. There can be no assurance that our applications will result in issued patents and trademarks, or that, if issued, our applications will be upheld if challenged. Further, even if granted, there can be no assurance that these patents and trademarks will provide us with any protection from competitors, or, that if they do provide any meaningful level of protection, that we will have the financial resources necessary to enforce our patent and trademark rights. In addition, there can be no assurance that others will not independently develop technologies similar to our pending patents and trademarks, or design around the pending patents. If others are able to design around the patents, our results of operations could be materially adversely affected. Further, we will have very limited, if any, protection of our proprietary rights in those jurisdictions where we have not affected any filings or where we fail to obtain protection through our filings.

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

Governmental Regulation

Our business and the agriculture industry in general is subject to extensive laws and regulations, including environmental laws and regulations. As such, we may be required to make large expenditures to comply with environmental and other governmental regulations.

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

The Chinese regulatory scheme, in general, and the regulation of the agriculture and industry in particular, is not well defined and is subject to substantial uncertainty. With China's entry in the WTO, China has implemented numerous changes to its existing laws and regulations.

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

Employees

As of December 31, 2004, we had 26 full-time employees, including employees performing administrative functions and animal husbandry services and farming functions. Bioscience research and related services are performed by third parties on a contract basis. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company operates from two separate facilities, its administrative offices in Tianjin, PRC and its farm in Inner Mongolia, PRC. The administrative offices occupy approximately 97.8 square meters (approximately 1,053 square feet) in a commercial building in Tianjin, PRC. The Company rents this facilitiy under a 2 year lease, running through December 31, 2006, at $964 per month.

The farm consists of approximately 2.8 million acres and is located in Inner Mongolia, PRC. The Company purchased the land use rights to this farm in April 2000. The land use rights run until 2025. See "Item 1. Description of Business - Agricultural Genetics / Animal Husbandry Operations - Breeding Facilities" for a description of the farm.

ITEM 3.  LEGAL PROCEEDINGS

As of March 1, 2005, we were a party to two legal proceedings. The first is a lawsuit brought by Western Securities Corporation. This cause of action seeks payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and one to Thomas L. Tedrow plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was filed in Federal Court in the Eastern District of Louisiana. The Company has filed a Motion to Dismiss for lack of personal jurisdiction or alternatively a Motion to Dismiss for lack of venue. Both motions are currently pending before the court. The second cause of action was filed in State Court in New York City by Bristol Investments Limited against the company and is seeking the payment of the penalty due under their original investment for failure to have a registration effective within a stated period of time. Bristol is currently seeking $53,000 in damages. A settlement is pending in this cause of action and documents are being drafted to reflect this settlement agreement. Under this settlement agreement a Convertible Debenture Note will be issued in lieu of a cash payment. This Debenture is convertible into shares of the company's common stock at a 20% discount to the five trading day closing price prior to the date of settlement. Debentures have a maturity of two years from the date of closing and any unconverted non-redeemed debentures outstanding on the second anniversary of the closing date will be paid in cash to the investor.

As of May 10, 2005 we are not a party to any other pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2004, no matters were submitted to a vote of security holders.


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

                                              High              Low

Calendar Year 2004

         Fourth Quarter..............        $0.60             $0.34
         Third Quarter...............         0.60              0.32
         Second Quarter..............         0.96              0.41
         First Quarter...............         1.13              0.79

Calendar Year 2003

         Fourth Quarter..............        $1.25             $0.81
         Third Quarter...............         1.85              0.91
         Second Quarter..............         1.25              0.90
         First Quarter...............         1.17              0.75



The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations give effect to a one-for-six reverse stock split effective December 12, 2002.

As of May 10, 2005, the closing bid price of the Common Stock was $0.33.

As of May 10, 2005, we estimate that there were in excess of 2000 beneficial holders of our Common Stock.

Between March 2003 and August 2003, we issued 979,505 shares of common stock to various non-U.S. investors for $277,304. In September and October 2003, we issued 1,749,288 shares of common stock and 1,181,205 warrants to seven accredited investors for $1,316,643. The warrants issued during 2003 were exercisable to purchase common stock at $1.11 to $1.54 per share and expire between September 4 and October 8, 2008. On November 5, 2004 the Company amended the warrants to reduce the exercise price to $0.40.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company

Our current operations are conducted through our wholly-owned subsidiary, Eternal Technology Group Ltd. ("Eternal Technologies - BVI"), a British Virgin Islands company, and its subsidiaries. For a more detailed description of our business please see "Item 1. Description of Business" on page 3.

Historically,our business has been highly seasonal with nearly all of our revenues being generated in the fourth quarter. While our business will remain seasonal, it should be less cynical in the future because of the sale of lamb meat and embryo transfers to dairy cattle, a process which occurs throughout the year.

On October 31, 2004, as previously disclosed in a Form 8-K Securities & Exchange Commission filing, the Company had entered into an Exchange Agreement to acquire a 100% interest in E-Sea Biomedical Co. International, Ltd. (E-Sea) for 14 million shares of the Company's stock. On April 26, 2005, the Company rescinded the acquisition of E-Sea. The termination was retroactively effective as of October 31, 2004 the original date of the original acquisition. All the certificates representing the 14 million shares issued to E-Sea shareholders have been returned to the Company and cancelled. The Company will deliver to E-Sea all the documents of E-Sea now in the possession of the Company.

The acquisition of E-Sea was terminated because the Company was unable to have the financial statements of E-Sea Biomedical Engineering Co. International Ltd., Inc. audited. As such the 10-KSB does not include operations of E-Sea. The Company has no further commitments from this termination.

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

Revenue recognition

In accordance with Staff Accounting Bulletin No. 104 (SAB 104), revenue is recorded when persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; the merchandise is delivered to the customer and title passes; and collectibility is reasonably assured.

Research and Development

Research and development costs are charged to operations as incurred.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

 Revenues increased by $1,338,793 or 9% to $16,834,759 for the year ended December 31, 2004 from $15,495,966 for the year ended December 31, 2003. The increase was primarily due to an increase in the sales of rolled mutton of $3,436,012, dairy cattle embryo transfers of $2,951,807, and the sale of live sheep of $92,723. These increases were partially offset by a decrease of $668,795 in the sale of lamb meat, $4,450,602 in sheep embryo transfers and $22,352 in the sale of sheep embryos.

Cost of Sales

Cost of sales increased by $3,754,932 or 57% to $10,305,514 for the year ended December 31, 2004 from $6,550,582 for the year ended December 31, 2003. The decrease in gross profit is attributable to a reduction in sheep embryo transfers which has a higher profit margin and an increase in the sale of sheep meat and cattle embryo transfers which has a lower gross profit margin. Gross profit as a percent of sales decreased by 19.0% to 38.7% for the year ended December 31, 2004 from 57.7% for the year ended December 31, 2003.

Depreciation and Amortization

Depreciation and amortization decreased by $113,726 or approximately 13% to $760,691 during 2004 from $874,417 during 2003. The decrease resulted from certain equipment being fully depreciated during 2004 that was being depreciated during 2003.

General, Selling and Administrative Expenses

General, Selling and administrative expenses increased by $189,045 or 14 % to $1,580,990 during 2004 as compared to $1,391,945 during 2003. This increase is primarily due to an increase in accrued penalties for failure to meet a specified deadline for having a share registration effective, an increase in professional fees resulting from costs incurred on the registration statement and an increase in salaries expense which was partially offset by a decrease in marketing expense.

Other Income (Expense)

Interest income increased by $42,777 from $83,272 during 2003 to $126,049 during 2004 due to a significant increase in amounts of cash being held in interest-bearing accounts.Interest expense decreased by $24,207 from $51,441 during 2003 to $27,234 during 2004 because of reduced notes payable in 2004. During the fourth quarter of 2003, we recorded an impairment charge of $300,000 based on our evaluation of our reception center which we sold during 2004. For 2004 we recorded an additional impairment charge of $53,517 when the final purchase price of the reception center and related equipment was finally resolved. As a result of the foregoing, the Company's earnings declined by $2,177,991 to $4,232,662 for 2004 from $6,410,853 for 2003.

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash of $27,473,354 and working capital of $27,391,150 compared to cash of $16,302,464 and working capital of $21,610,834 at December 31, 2003.

Cash provided by operating activities totaled $10,471,737 for the year ended December 31, 2004. This compares with cash provided by operating activities of $8,188,874 for the year ended December 31, 2003. The increase in cash flows from operations primarily resulted from non-cash payments for compensation, an increase in inventories from a non-monetary transaction, a decrease in other receivable and related party receivables, a decrease in prepayments and deposit and an increase in accounts payable which was partially offset by a reduced impairment losses, an increase in accounts receivable, decreases in depreciation and amortization, and a decrease in payables to a related party and to a related company.

Cash provided from investing activities during 2004 was $620,482 which was from the sale of the Company's reception center. During 2003 the Company used $649,087 in investing activities for the remaining payment to complete the construction work at the Company farm.

Cash flows from financing activities totaled $78,671 for 2004 from capital contributed. Cash flows for 2003 totalled $1,627,117 all from the sale of the Company's common stock. A total of 3,646,080 shares of common stock and 1,181,205 warrants for the purchase of common stock were issued during 2003. The exercise prices on these warrants was initially $1.11 to $1.54 per share and was subsequently modified to $0.40 during 2004. The warrants are exercisable for a period of five years with the expiration dates ranging from September 4, 2008 to October 8, 2008. The warrants include certain registration rights and have a cashless exercise provision.

At December 31, 2004, the Company had notes payable of $443,366 that are due December 11, 2005. Interest on the notes is payable semi-annually commencing 180 days after the date of the note (December 11, 2002) at 8% per annum. At December 31, 2003, the principal balances on the notes was $503,857. During 2004, the Company issued 109,984 shares against the notes which reduced the balance on the notes $60,491. The Company ceased accruing interest on the notes during 2004 as they are the subject of current litigation. The company disputes the validity of the notes. See Note 19 of the Company's Consolidated Financial Statements under
Item 7.

Although the Company has a cash and bank balance of $27,473,354, substantially all of this amount is to be exclusively used by management for operations within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it may have insufficient resources to carry out its business objectives outside the PRC for the next twelve (12) months.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues -

 Revenues increased by $2,855,002 or 22.58% to $15,495,966 for the year ended December 31, 2003 from $12,640,964 for the year ended December 31, 2002. The increase was primarily due to the introduction of several new product lines, namely the sale of lamb meat and the expansion of embryo transplants to dairy cattle.

Cost of Sales

-Cost of sales increased by $3,797,771 or 138% from $2,752,811 for the year ended December 31, 2002 to $6,550,582 for the year ended December 31, 2003. The increase in cost of sales is attributable to the collecting and processing of lamb meat and the expansion of embryo transplants to dairy cattle. Gross profit as a percent of sales decreased to 57.7% for the year ended December 31, 2003 from 78.2% for the year ended December 31, 2002. The decrease in the gross profit margins is attributable to the reduction of sheep embryo transfers as a percentage of total revenues which have a higher profit margin. The market for sheep embryo transfers is decreasing. The Company began to sell lamb meat and transfer dairy cattle embryos in 2003. These two new projects partially offset the decline from sheep embryo transfers.

Depreciation and Amortization

- Depreciation and amortization increased by $12,365 or 1.43% to $874,417 during 2003 from $862,052 during 2002. The increase is caused by additional buildings and equipment that was put in service in 2003.

General, Selling and Administrative Expenses

- General, Selling and administrative expenses increased by $187,864 or 15.60% to $1,391,945 during 2003 as compared to $1,204,081 during 2002. The increase is primarily attributable to an increase in public relations fees of approximately $110,000, and an I ncrease of salaries expense of approximately $240,000 which were partially offset by a decrease in professional fees and consulting fees of approximately $93,000 and $64,000, respectively.

Research and Development Costs

- During 2002, we incurred $1,000,000 of research and development costs. No material additional costs were incurred during 2003. We did not conduct research, but contracted with two outside parties who perform research on our behalf.These contracts were terminated in 2004. During 2002, $400,000 was incurred and paid to Towering International, and $600,000 was incurred and paid to the Chinese Science Bureau.

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

Net Income (Loss) - As a result of the foregoing, the net income decreased by $401,631 or 5.9% to $6,410,853 for the year ended December 31, 2003 from $6,812,484 for the year ended December 31, 2002.

Liquidity and Capital Resources

The Company had $16,302,464 in cash at December 31, 2003 compared to $7,135,559 at December 31, 2002. The Company's working capital was $21,610,834 at December 31, 2003 compared to $10,226,786 at December 31, 2002.

Cash provided by operating activities totaled $8,188,875 for the year ended December 31, 2003. This compares with cash provided by operating activities of $1,201,865 for the year ended December 31, 2002. The increase in cash provided by operating activities is primarily due to the collection of trade receivables of $4,483,855 during 2003 (offset by an increase in inventory of $981,781 and other receivables of $3,399,995) and an overall increase in liabilities in 2003 of $500,001. During 2002 there were increases in receivables of $1,833,509 and overall decreases in liabilities of $4,710,463.

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

Cash flows from financing activities totaled $1,627,117 during 2003 compared to $73,607 during 2002. All cash flows from financing activities for 2003 were from the sale of the Company's common stock. A total of 3,646,080 shares of common stock and 1,049,575 warrants for the purchase of common stock were issued during 2003. The exercise prices on these warrants were $1.11 and $1.54 per share. The warrants are exercisable for a period of five years with the expiration dates ranging from September 4, 2008 to October 8, 2008. The warrants include certain registration rights and have a cashless exercise provision.

At December 31, 2003, the Company had notes payable of $503,857 that are due December 11, 2005. Interest on the notes shall be payable semi-annually commencing 180 days after the date of the note (December 11, 2002) at 8% per annum. The notes are payable from the first dollars received from any proceeds of any offering subsequent to the acquisition of Eternal Technologies Group Ltd. or at the option of the lender, convertible into post reverse split common shares at a rate equal to the mean of the high and low share price as of the first date that the shares begin trading subsequent to the acquisition. At December 31, 2002, the principal balances on the notes were $782,733 and during 2003, the Company issued 507,229 common shares which reduced the balance on the notes $278,876. Although these notes are recorded at $503,857, the Company and its attorney's are conducting a separate review to determine if all amounts accrued are properly chargeable to the Company.

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

Capital Expenditures and Commitments

At December 31, 2003, we had total contractual commitments of $1,600,000 related to research and development projects.

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2004:

                                                    Payments due by period
                               ---------------------------------------------------------------
                                    Total        2005        2006        2007       Thereafter
                                    -----        ----        ----        ----       ----------

Long-term debt                    $    0
Capital lease obligations         $    0
Operating lease commitments       $3,254      $ 3,254       $   -       $   -         $   0
Other contractual purchase
  Obligations                     $    0
Other long-term liabilities       $    0
                                ---------     --------     --------    ---------   ---------
     Total                             $      $ 3,254       $   -       $   -         $   0
                                =========     ========     ========    =========   =========


Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2004.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.


Outlook

For calendar year 2005, the Company will focus on two areas:

- Acquiring a dairy cattle facility in the PRC to increase its embryo transplant revenues from dairy cattle - Acquiring a facility in the U.S. to harvest dairy cattle embryo's If the company is successful in implementing this strategy it should increase both the Company's revenues and profit margins.

ITEM 7.  FINANCIAL STATEMENTS



                               ETERNAL TECHNOLOGIES GROUP, INC.

                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm..................  F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003.............  F-3
Consolidated Statements of Income For the Years ended December 31,
2004 and 2003............................................................  F-4
Consolidated Statements of Changes in Shareholders' Equity For the
Years ended December 31, 2004 and 2003...................................  F-5
Consolidated Statements of Cash Flows For the Years Ended December 31,
2004 and 2003............................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Eternal Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 4. to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2002 related to the restatement of the negative equity position of Waterford Sterling Corporation on the date of the acquisition.


/s/ Thomas Leger & Co., L.L.P

Thomas Leger & Co., L.L.P.
Houston, Texas
May 6, 2005

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                             (UNITED STATES DOLLARS)

ASSETS                                                     2004                 2003
                                                                             (Restated)
CURRENT ASSETS

  Cash and cash equivalents                               $27,473,354         $16,302,464
  Accounts receivable                                       1,538,313                   -
  Inventories                                                 621,307           1,214,182
  Other receivable                                                  -           3,399,995
  Receivable due from related company                               -             617,825
  Receivable- Property sold                                         -           2,192,071
  Prepayments and deposits                                        602             145,190
                                                      ----------------     ---------------
TOTAL CURRENT ASSETS                                       29,633,576          23,871,727

FIXED ASSETS net of accumulated depreciation                5,904,050           6,416,341

LAND USE RIGHTS net of accumulated amortization of
$1,055,361  in 2004 and $806,961 in 2003                    4,944,639           5,193,039
                                                      ----------------     ---------------
TOTAL ASSETS                                              $40,482,265         $35,481,107
                                                      ================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                                               443,366             503,857
  Accounts payable and accrued expenses                     1,526,595           1,133,462
  Payable to related company                                        -             205,957
  Amounts due to related parties                              272,465             417,617
                                                      ----------------     ---------------
TOTAL CURRENT LIABILITIES                                   2,242,426           2,260,893

SHAREHOLDERS' EQUITY

Preferred shares - 5,000,000 authorized $.001 par
none issued                                                         -                   -

Common shares - 95,000,000 authorized at $.001
par - 30,679,630 and 29,177,396 shares issued
and outstanding at December 31, 2004 and 2003
respectively                                                   30,679              29,177
   Paid - in capital                                        9,740,830           8,955,570
   Stock subscription receivable                              (10,176)            (10,176)
   Retained earnings                                       28,478,506          24,245,643
                                                         --------------       -------------

TOTAL SHAREHOLDERS' EQUITY                                 38,239,839          33,220,214
                                                        ----------------     --------------
                                                          $40,482,265         $35,481,107
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              ================     ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                             (UNITED STATES DOLLARS)



                                            2004                   2003
                                      -----------------      -----------------
                                           $16,834,759            $15,495,966
SALES

COST OF SALES                               10,305,514              6,550,582
                                      -----------------      -----------------
GROSS PROFIT                                 6,529,245              8,945,384

DEPRECIATION AND AMORTIZATION                  760,691                874,417
GENERAL SELLING AND ADMINISTRATIVE
EXPENSES                                     1,580,990              1,391,945
OTHER INCOME (EXPENSE)
  Interest income                              126,049                 83,272
  Interest expense                            (27,234)               (51,441)
  Impairment loss                             (53,517)              (300,000)
                                      -----------------      -----------------
NET INCOME BEFORE INCOME TAXES               4,232,862              6,410,853
INCOME TAXES                                         -                      -
                                      -----------------      -----------------
NET INCOME                                  $4,232,862             $6,410,853
                                      =================      =================
EARNINGS PER SHARE
  Basic                                        $  0.14                $  0.24
                                      =================      =================
  Diluted                                 $       0.14                $  0.24
                                      =================      =================
Weighted average number of
  common shares outstanding
  Basic                                     29,551,485             26,968,121
                                      =================      =================
  Diluted                                   29,563,297             26,968,121
                                      =================      =================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                             (UNITED STATES DOLLARS)

                       Common              Common                                 Stock
                       Stock               Stock           Paid - in           Subscription        Retained
                       Shares              Amount           Capital             Receivable         Earnings             Total
                       -------------    -----------      ------------         ---------------    -------------        -------------

Balance, December
31, 2002,                25,531,316     $      25,531      $   5,825,735     $           -     $    18,702,201     $   24,553,467
as reported

Restatement adjustment            -                 -            867,411                 -           (867,411)                  -
                       -------------       -----------        -----------      ------------       -------------       ------------
Balance, December
31, 2002                 25,531,316            25,531          6,693,146                 -          17,834,790         24,553,467
(Restated)

Notes payable
converted to                507,229               507            278,469                 -                   -            278,976
stock

Accrued liabilities         172,000               172            349,629                 -                   -            349,801
converted to stock

Stock issued for
cash and                  2,934,581             2,935          1,624,182                 -                   -          1,627,117
commission

Stock subscribed for         32,270                32             10,144          (10,176)                   -                  -

Net income                        -                 -                  -                 -           6,410,853          6,410,853
                       -------------    -- -----------    --- -----------   ---------------    -- -------------   --- ------------
Balance, December
31, 2003                 29,177,396            29,177          8,955,570          (10,176)          24,245,643         33,220,214
(Restated)

Notes payable
converted to                109,984               110             60,381                 -                   -             60,491
stock

Stock issued for
public                      100,000               100             89,900                 -                   -             90,000
relation service

Stock issued for
employee                  1,292,250             1,292            515,608                 -                   -            516,900
compensation

Capital contributed               -                 -            119,372                 -                   -            119,372

Net income                        -                 -                  -                 -           4,232,862          4,232,862
                       -------------    -- -----------    --- -----------   ---------------    -- -------------   --- ------------

Balance, December
31, 2004                 30,679,630     $      30,679      $   9,740,831     $    (10,176)     $    28,478,505     $   38,239,839
                       =============    == ===========    === ===========   ===============    == =============   === ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                             (UNITED STATES DOLLARS)

                                                                             December 31
                                                                 --------------------------------------
                                                                    2004                    2003

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $4,232,862              $6,410,853
    Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                      760,692                 874,417
    Impairment loss                                                     53,517                 300,000
    Stock issued for compensation                                      647,600                       -
(Increase) decrease in assets:
    Inventories                                                      2,110,947               (981,781)
    Accounts receivable                                            (1,538,313)               4,483,855
    Other receivable                                                 3,399,995             (3,399,995)
    Receivable due from related companies                              617,825                       -
    Prepayment and deposit                                             144,588                   1,525
Increase (decrease) in liabilities:
    Accounts payable for construction work                                   -               (348,193)
    Accounts payable and accrued expenses                              393,133                 771,693
    Account payable to related parties                               (145,152)                       -
    Advances by related parties                                              -                  26,809
    Account payable to related company                               (205,957)                  49,692
                                                                 --------------        ----------------
Net cash provided by operating activities                           10,471,737               8,188,875
                                                                 --------------        ----------------
CASH FLOW FROM INVESTING ACTIVITIES
    Construction in progress                                                 -               (649,087)
    Cash received from sale of property held for sale                  620,482                       -
                                                                 --------------        ----------------
Net cash provided by investing activities                              620,482               (649,087)
                                                                 --------------        ----------------
CASH FLOW FROM FINANCING ACTIVITIES
    Capital contributed                                                 78,671                       -
    Issuance of common stock                                                 -               1,627,117
                                                                 --------------        ----------------
    Net cash provided by financing activities                           78,671               1,627,117
                                                                 --------------        ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           11,170,890               9,166,905
    Cash and bank balances, beginning of period                     16,302,464               7,135,559
                                                                 --------------        ----------------
    Cash and bank balance, at end of period                        $27,473,354             $16,302,464
                                                                 ==============        ================
SUPPLEMENTAL CASH FLOWS DISCLOSURES
    Interest paid                                                        $   -                   $   -
                                                                 ==============        ================
    Taxes paid                                                           $   -                   $   -
                                                                 ==============        ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
    Issuance of common stock for payments of notes payable              60,491                 278,976
    Issuance of common stock for payment of accrued liabilities              -                 175,031
    Conversion of accrued liabilities to paid-in capital                     -                 174,770
    Inventory received for settlement of property held for sale      1,518,073                       -



              The accompanying notes are an integral part of these
                       consolidated financial statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  -----------------------------------------------------------------------------

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

Eternal acquired a 100% equity interest in Willsley Company Limited ("Willsley") on July 15, 2000. Willsley was incorporated in the British Virgin Island with limited liability on May 16, 2000.

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

At December 31, 2004 the Company maintains bank accounts in the PRC of approximately $27,473,354, of which substantially all of the amount is to be exclusively used for operations in the PRC.

Accounts receivable
No allowance for doubtful accounts has been established, as management believes all amounts are collectible.

Inventory
Livestock inventories that are purchased for embryo transplanting, resale, or meat processing are recorded at historical cost. Estimated costs of raised livestock prior to use for embryo transplanting, sale, or meat processing are accumulated and capitalized as inventory at the balance sheet date. Embryo inventories are recorded at historical cost.

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

Land lease rights and amortization
Land lease rights in Mainland China were stated at the amount of the prepayment less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the term of the lease of approximately 25 years. The land lease rights with respect to the Company's farm were originally purchased from the Chinese government for $6,000,000 and such rights extend through 2025. The farm is located in Wulagai Development Area in Inner Mongolia.

Amortization expense during 2004 and 2003 was $248,400 and $248,400 respectively.

Income taxes
Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes".

Foreign currency translation
The Company's reporting currency is the US$. The Company maintains no material accounts in currency of the United States of America. One of the subsidiaries maintain their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the financial statements of amounts from RMB into US$ has been made at the single rate of exchange on December 31, 2004 and 2003 of US 1.00: RMB 8.30. No representation is made the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2004 or 2003 or at any other date.

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

Revenue recognition
In accordance with Staff Accounting Bulletin No. 104 (SAB 104), revenue from the sale of livestock, embryos, and raw materials is recognized when persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; the merchandise is delivered to the customer and title passes; and collectibility is reasonably assured.

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

Stock compensation expense for stock granted to employees has been determined in accordance with SFAS 123.

Employees' benefits
Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Non-monetary transactions
The Company accounts for non-monetary transactions in accordance with APB Opinion No. 29.

Use of estimates
The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per share
The Company adopted SFAS No. 128, "Earnings Per Share" effective December 31,1997. Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent accounting pronouncements
In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" (SFAS
123R). This statement revises SFAS No. 123, supercedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. Currently, this type of compensation expense is not reflected in the Company's Consolidated Statements of Operations. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after December 15, 2005. The Company plans to adopt the requirements of SFAS 123R effective January 1, 2006.

In December 2004, FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company is in the process of reviewing FAS 109-1 and FAS 109-2; however, at this time the Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, FASB Emerging Issues Task Force (EITF) reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact.

4. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2002

The Company has restated its consolidated financial statements for the year ended December 31, 2002 as previously reported on Form 10-KSB. The adjustments giving rise to the Company's need to restate its consolidated financial statements for the year ended December 31, 2002 relate to the restatement of the negative equity position of Waterford Sterling Corporation on the date of the acquisition. $867,411 has been recorded as a post-acquisition merger cost reducing retained earnings and a corresponding increase of $867,411 has been recorded as paid in capital.

Management assessed the impact of this error on the Company's consolidated financial statements and concluded that it was required to restate its consolidated financial statements. As a result, the Company restated its consolidated financial statements for the year ended December 31, 2002. The effect of the restatement had no net impact on shareholders' equity or cash flow and the following impact on shareholders' equity, net income and net income per share for the year ended December 31, 2002:

                       As previously reported   Restatement    As restated
                       ------------------------ -------------- ----------------
Retained Earnings      $    18,702,201          $   (867,411)  $   17,834,790

Paid in capital        $     5,825,735          $    867,411   $    6,693,146

Net Income             $     6,812,484          $   (867,411)  $    5,945,073

Basic and diluted net
    income per share   $          0.27          $      (0.03)  $         0.24

5. INVENTORY

Inventory consists of the following at December 31:

                                      2004                      2003
                                     -----                     -----
Sheep and cows                    $231,325                   $76,193
Sheep and cow embryos              364,126                 1,137,989
Other raw materials                 25,856                         -
                                    ------                 ---------
Total inventory                   $621,307                $1,214,182
                                   =======                 =========


6. DAIRY COW PURCHASE AGREEMENT AND OTHER RECEIVABLE

During August 2003, the Company entered into a contract with Xinjiang Bayinguoleng Husbandry Center (Xinjiang) for the purchase of 2000 dairy cows at a cost of $2,750 each or a total cost of $5,500,000. The dairy cows were purchased under an agreement to sell them back to Xinjiang during 2004. The cows were used during the fourth quarter of 2003 for the production of dairy cow embryos. Both parties have agreed to a buy back amount of at least approximately $1,700 per cow and at December 31, 2003, the Company has recorded approximately $3,400,000 as "Other receivable" which represents the total estimated buy back amount of the cows during 2004. The total cost allocated to the embryos was approximately $2,100,000, which is the difference between the total cost of the cows of $5,500,000 and the total buy back amount of approximately $3,400,000. The Company collected the other receivable of approximately $3,400,000 during 2004.

7. PROPERTY HELD FOR SALE AND IMPAIRMENT

During the fourth quarter of 2003, the Company began formal negotiations with a local government entity for the sale of the Company's reception center and certain equipment. The Company had included the reception center and equipment as "CONSTRUCTION IN PROGRESS" as construction of the building and installation of the equipment had not been completed. On February 29, 2004, the Company and a local government entity signed a letter of intent to sell the reception center to the local government entity no later than April 30, 2004. The Company recorded an impairment loss of approximately or $300,000 and reclassified the remaining "CONSTRUCTION IN PROGRESS" of $2,192,071 to "Property held for sale" for the year ended December 31, 2003, based on the book value of the reception center and equipment of approximately $2,492,000. On April 30, 2004, the Company and the local government entity reached an agreement on the final purchase price of $2,138,554 and terms related to the sale of the reception center and equipment and recorded an additional impairment loss of $53,517. The agreement calls for cash payments of $620,482 and the remainder to be paid in livestock of $1,518,072. All cash and livestock related to the agreement were received during 2004. The Company accounts for non-monetary transactions in accordance with APB Opinion No. 29.

8. FIXED ASSETS
                                      Fixed assets are comprised of the
following at December 31:

                                   2004                2003
                                  ------              ------
Infrastructure                   $226,506            $226,506
Building                        6,244,561           6,244,561
Equipment                       1,221,837           1,262,598
Other                             626,506             626,506
                                  -------             -------
                                8,319,410           8,360,171
Accumulated Depreciation      (2,415,361)         (1,943,830)
                              -----------         -----------
                               $5,904,049          $6,416,341
                               ==========          ==========

Depreciation expense during 2004 and 2003 was $471,531 and $622,923 respectively.

9. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2004 and 2003:

                                                          2004          2003
Promissory note to Market Management LLC, due            ------        ------
December 11, 2005, interest payments are due
semi-annually Commencing 180 days after the date
of the note (December 11, 2002) at 8% per annum         $401,942     $462,433

Promissory note to Thomas Tedrow due December 11,
2005 interest payments are due semi-annually
Commencing 180 days after the date of the note
(December 11, 2002) at 8% per annum.                      41,424       41,424
                                                          ------       ------
                                                        $443,366     $503,857
                                                        ========     ========

Each of the notes listed above are repayable from the first dollars received from any proceeds of any offering subsequent to the acquisition of Eternal Technology Group Ltd. or at the option of the Lender, convertible into post reverse split common shares at a rate equal to the mean of the high and low share price as of the first date that the shares begin trading subsequent to the acquisition.

The Company's Board of Directors elected to stop accruing interest effective October 1, 2004 and at December 31, 2004 the notes payable are in default. The Company is performing additional detailed review of all expenditures prior to the merger. The balances of the notes and related interest are the subject of current litigation and may change pending the outcome of the litigation as described further in note 19.

10. COMMON STOCK AND WARRANTS

During 2003, pursuant to subscription agreements with various investors, the Company received a total of $1,627,117, net of associated offering costs for the issuance of 2,934,581 shares of common stock. In conjunction with certain subscription agreements, the Company and certain investors executed stock purchase warrant agreements, which provided 1,181,205 warrants with exercise prices ranging from $1.11 to $1.54 per share. The warrants are exercisable for a period of five years with expiration dates ranging from September 4, 2008 to October 8, 2008 and may be exercised in full or in part. The warrants include certain registration rights and a cashless exercise provision. On October 26, 2004 the Company amended the warrants reducing the exercise price to $0.40.

11. STOCK COMPENSATION PLANS

The Company provides stock compensation to eligible employees, consultants and directors through a stock compensation plan and a stock option plan.

Stock compensation plan
On October 6, 2004, the Company adopted Eternal Technologies Group, Inc. 2004 Compensation Plan ("Plan"). The purpose of the Plan is to encourage ownership of common stock of the Company by eligible employees, consultants and directors of the Company and its Affiliates and to provide an incentive for such employees, consultants and directors who render services to exert maximum effort for the business success of the Company and strengthen the identification of employees, consultants and directors with the shareholders. The aggregate number of shares of Common Stock that may be issued under this Plan is 1,300,000. In connection with the Plan, the Company issued 1,292,250 shares of common stock at a price per share of $0.40 on November 12, 2004. The aggregate value of these shares was $516,900.

Stock Option Plan
In 2004, the Company adopted the 2004 Stock Option Plan (the "2004 Plan"), approved by shareholders on July 27, 2004. The purpose of the 2004 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company or of any parent or subsidiary thereof, each as defined through reference to a 50% ownership threshold, may be granted incentive stock options and/or nonqualified stock options to purchase shares of Common Stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for the success of the Company and its affiliates by encouraging stock ownership in the Company.

The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 2004 Plan will be 500,000 shares. Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

As of December 31, 2004, the Company has not granted any stock options in connection with the 2004 Plan and therefore recorded no expense for this plan for the year ended December 31, 2004.

12. INCOME TAXES

The companies operate in several jurisdictions and may be subject to taxation in those jurisdictions.

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States of America. Accordingly, no United States corporate taxes have been provided in these consolidated financial statements. The Company has a U.S. net operating loss carry forward of $1,756,960 which will begin expiring in 2022. However a valuation allowance has been provided as management does not expect the tax benefits to be realized. No other significant deferred assets or liabilities existed at December 31, 2004. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

Under current law of the British Virgin Islands (BVI), any dividends and capital gains arising from the Company's investments are not subject to income tax in the British Virgin Islands.

Companies with operations in the Peoples Republic of China may be subject to taxes for income therein. The Income Tax Law of the Peoples Republic of China for Enterprises with Foreign Investment and Foreign Enterprises provide certain exemptions from taxation. Under current PRC law, Aershan is exempt from taxation as Aershan's operations currently benefit from a tax holiday. The tax holiday, granted by Xilingol League, which is the local government, and the central PRC government, commenced on the incorporation of Inner Mongolia Aershan Agriculture and Husbandry Technology Co., Ltd., in July 2000. The Company has benefited from this holiday since inception and anticipates that the holiday will extend through July 2008.

The tax holiday resulted in tax savings of $1,656,935 and $2,328,699 for the years ended December 31, 2004 and 2003 respectively. Net income per share increased approximately $0.05 and $0.09 for the years ended December 31, 2004 and 2003 respectively as a result of the tax holiday.


A reconciliation of tax at the approximate U.S. statutory rates to the Company's effective rate are as follows:


                            Years Ended December 31,
                                                     2004            2003
                                                     ----            ----
Computed expected tax expense                    $1,608,048      $2,436,124
Add back effect to U.S. losses                      299,498         245,409
Income tax exemption                             (1,656,935)     (2,328,699)
Difference in foreign subsidiary rates             (250,611)       (352,834)
                                                   ---------       ---------
                                                     $    -              $-
                                                     =======              ==

13. PUBLIC RELATIONS AGREEMENTS

During June 2003, the Company entered into a six month public relations agreement (the "Agreement") with Piranha, Inc. (the "Consultant"). The services of the Consultant included assisting the Company in providing information concerning the company's business to the investing public by the use of internet and many other media tools to bring the Company exposure. As consideration for these services, the Company agreed to issue 250,000 freely tradable and unrestricted shares of the Company's common stock. A shareholder of the Company transferred 250,000 shares to the Consultant during 2003 and the Company originally agreed to reimburse the shareholder for these shares during 2004. In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the Agreement based on the fair market value of the Company's stock at the commencement date of the Agreement. For the year ended December 31, 2003, the Company recorded an expense with an offsetting liability to the shareholder of $250,000. On December 14, 2004, the Board of Directors determined there was no evidence of services rendered for this agreement and will dispute the liability of $250,000 that the Company continues to carry at December 31, 2004 and until the dispute is fully resolved.

During January 2004, the Company entered into a six-month public relations agreement with PMR and Associates, LLC (PMR). As consideration for public relations services, the Company shall compensate PMR the equivalent of $90,000 in shares subject to Rule 144. During February 2004, the Company issued 100,000 shares to PMR for these services. The Company expensed $90,000 associated with this agreement in 2004.

On August 1, 2004, the Company entered into a six-month public relations agreement with Empire Relations Group, Inc. ("Empire"). As consideration for public relations services, the Company shall compensate Empire 100,000 shares of the Company's common stock. The Company expensed $40,700 associated with this agreement in 2004.

14. CONCENTRATION OF CREDIT RISKS

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash deposits, trade receivables, other receivables and the amounts due from related companies. The Company performs ongoing evaluations of its cash position and credit evaluations at the subsidiary level to ensure collections and minimize losses.

(i) Cash deposits. The Company places its significant cash deposits with banks in the PRC.

(ii) Receivables and amounts due from related companies. The Company does not have a policy of requiring collateral.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of financial instruments are set out as follows:

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

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

17. ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

The Company's amounts due from/(to) directors, related parties, and related company are unsecured, interest-free and are repayable on demand. China Continental, Inc. ("CCI") is a related company. One of the Company's former officers, directors and current major shareholder (Shang Jia Ji) owns more than 10% of CCI and Towering International Trade (US) Corp.

Eternal acquired 100% interest in Willsley Company limited, which had a 100% interest in Aershan in a transaction valued at $6,000,000 from Shang Jia Ji. The $6,000,000 represents Shang Jia Ji's cost.

The Company has a payable to Ji Jun Wu, Chairman of the Board and President, of approximately $106,000 at December 31, 2004 and 2003. The balance represents advances made to the Company for various expenses in previous years.

The Company has a receivable from CCI of approximately $618,000 at December 31, 2003. The balance represents payments made by the Company on behalf of CCI in previous year for various operating expenses. The Company has a net payable to Shang Jia Ji of approximately $123,000 at December 31, 2003. The Company has payables of approximately $210,000 at December 31, 2003 to other entities controlled by Shang Jia Ji. These balances represent advances made to the Company for various operating expenses. These balances were settled and paid during 2004.

The Company has a payable to a former employee of approximately $160,000 at December 31, 2004 and 2003. The balance represents advances made to the Company for various expenses in previous years.

During 2002 the Company entered into an investor relations agreement with Stoneside Development Limited ("Stoneside"). Stoneside is controlled by Thomas
L. Tedrow a former principal shareholder and former officer of the Company. The agreement was for $10,000 per month for twenty-four months commencing June 2002. Thomas L. Tedrow also received a $90,000 fee from the Company. During January 2003, the investor relations agreement with Stoneside Limited was terminated and the Company entered into a consulting agreement with Market Management, LLC pursuant to which consulting services were to be provided over a 24 month period. Payments for those services total $10,000 per month. Market Management, LLC is also controlled by Thomas L. Tedrow. The total amount expensed in 2004 and 2003 related to the contract with Market Management, LLC is $60,000 and $120,000 respectively. On July 12, 2004, the Company's Board of Directors determined these services were no longer rendered and cancelled the agreement effective July 1, 2004. The Company believes it has meritorious defenses to any claims related to this agreement.

18. MAJOR CUSTOMERS AND SUPPLIERS

The Company purchases and sells livestock. Companies whose purchases and sales exceed 10% of total purchases and sales are as follows.

         Purchases:                              2004           2003
                                                ------         ------
                           Company A              -             53%
                           Company B             30%            21%
                           Company C             16%            17%
                           Company D             35%             -
         Sales:
                           Company E             16%            25%
                           Company F             24%            31%
                           Company G             39%            31%
                           Company H              -             13%
                           Company I             20%             -


19. CONTINGENCIES AND COMMITMENTS

Legal proceedings
As of March 1, 2005, we were a party to two legal proceedings. The first is a lawsuit brought by Western Securities Corporation. This cause of action seeks payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and one to Thomas L. Tedrow plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was filed in Federal Court in the Eastern District of Louisiana. The Company has filed a Motion to Dismiss for lack of personal jurisdiction or alternatively a Motion to Dismiss for lack of venue. Both motions are currently pending before the court. At December 31, 2004, the Company has recorded $443,366 plus accrued interest of $77,234 related to the promissory notes. In management's opinion, after taking into account the liabilities accrued, no further liabilities should be accrued and the ultimate outcome of the lawsuit should not have a material adverse effect on the Company's consolidated financial statements in any given year. The second cause of action was filed in State Court in New York City by Bristol Investments Limited against the company and is seeking the payment of the penalty due under their original investment for failure to have a registration effective within a stated period of time. Bristol is currently seeking $53,000 in damages. A settlement is pending in this cause of action and documents are being drafted to reflect this settlement agreement. Under this settlement agreement a Convertible Debenture Note will be issued in lieu of a cash payment. This Debenture is convertible into shares of the company's common stock at a 20% discount to the five trading day closing bid price prior to the date of settlement. Debentures have a maturity of two years from the date of closing and any unconverted non-redeemed debentures outstanding on the second anniversary of the closing date will be paid in cash to the investor. At December 31, 2004, the Company has recorded approximately $53,000 related to this penalty.

Research and development contracts
On January 6, 2001, the Company entered into a research and development contract with Towering International Trade Corp., (Towering) which is controlled by Shang Jia Ji, a former company officer and former director and major shareholder. According to the contract entered into with Towering, there are two stages. Stage I of the contract with Towering began and was completed during 2002, and the Company expensed $400,000 in connection with the research and development work performed. The contract with Towering calls for the remainder of the research and development services to be performed during 2002, however there were delays in research work and no further research and development work was performed during 2002 and 2003. On February 27, 2001, the Company entered into a four year research and development contract with Shen Yang Institute of Applied Ecology of Chinese Academy of Science (Shen Yang). According to the contract entered into with Shen Yang, there are two stages. Stage I of the contract with Shen Yang began during 2002 but was not complete. The Company expensed $600,000 in connection with the contract with Shen Yang during 2002 and no further work was performed during 2003. The commitments related to the research and development projects totaled $1,600,000 at December 31, 2003. On September 20, 2004 the Company and Towering mutually agreed to rescind the contract and waived all enforcement rights against the parties to the contract. On September 24, 2004 the Company and Shen Yang mutually agreed to rescind the contract and waived all rights and obligations stipulated in the contract.

Penalties
In conjunction with certain subscription agreements entered into during 2003, the Company has agreed to register the shares issued under a Form SB-2 registration statement. There are penalties for not timely meeting filing and effectiveness deadlines, and the Company has received claims related to these penalties. As of December 31, 2004, the Company has accrued expenses for penalties of $276,768.

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

Lease Contracts
The Company leases its corporate facility under a lease contracts expiring through April 30, 2005. Future payments under non--cancellable operating lease obligations at December 31, 2004 total $3,259.

Rent expense under operating lease obligations was $11,807 and $8,891 for the years ended December 31, 2004 and 2003, respectively.

20. SEGMENT REPORTING

The Company has identified one reportable segment: Agricultural Genetics/Animal Husbandry. The Agricultural Genetics/Animal Husbandry segment activities include a breeding center, embryo-transplantation, and propagating quality sheep meat and other livestock breeds in Inner Mongolia, PRC.

                                                        Agricultural
                                                      Genetics/Animal
                                                         Husbandry
                                                    ---------------------
                                                    ---------------------
Year ended December 31, 2004

Revenue                                                     $ 16,834,759
Operating income (loss)                                        4,894,967
Research and development                                               -
Depreciation and amortization expense                            760,690
Impairment loss                                                   53,517
Identifiable assets                                           40,482,266
Capital expenditures                                                   -

Year ended December 31, 2003

Revenue                                                      $15,495,966
Operating income (loss)                                        6,684,540
Research and development                                               -
Depreciation and amortization expense                            874,417
Impairment loss                                                  300,000
Identifiable assets                                           35,481,107
Capital expenditures                                             649,087

21. SUBSEQUENT EVENTS

On February 1, 2005, the Company entered into a six-month public relations agreement with Empire Relations Group Inc. ("Empire"). As consideration of public relations services the Company shall compensate Empire 150,000 free trading shares of Eternal.

On October 31, 2004, as previously disclosed in a Form 8-K Securities and Exchange Commission filing, the Company had entered into an Exchange Agreement to acquire a 100% interest in E-Sea Biomedical Engineering Co. International, Ltd. (E-Sea) for 14 million shares of the Company's stock. On April 26, 2005, the Company rescinded the acquisition of E-Sea. The termination was retroactively effective as of October 31, 2004 the original date of the original acquisition. All the certificates representing the 14 million shares issued to E-Sea shareholders have been returned to the Company and cancelled. The Company will deliver to E-Sea all the documents of E-Sea now in the possession of the Company. The Company has no further commitments from this termination.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our independent accountants, Thomas Leger & Co. LLP conducted audits of our financial statements for 2002, 2003 and 2004. In connection with the issuance of its report of the independent registered public accounting firm, Thomas Leger & Co. LLP reported to our Board of Directors two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following material deficiencies:


(i) The Company lacked certain procedures and required expertise needed to properly account for non-rountine transactions (such as acquisitions of other businesses) and preparation of its required financial statement disclosure in accordance with U.S. G.A.A.P. and SEC rules and regulations.

(ii) The Company has restated its consolidated financial statements for the year ended December 31, 2002 to reflect merger costs of $867,411 as post-acquisition activity. This restatement adjustment is considered a material weakness over financial reporting as defined by the PCAOB.

We have conducted a review of the errors requiring restatement, including a separate review by our board of directors to determine what remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future.

As required by SEC rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer concluded that our disclosure controls and procedures are effectively in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

Other than the foregoing initatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with SEC's proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the effiency of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our external auditors. As a result, it is likely that additional changes will be made to our internal controls.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of the executive officers of the Company as of March 1, 2005. Each officer serves at the discretion of the board of directors, but generally for a one-year term. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

    Name               Age             Position

    Jijun Wu            68    Chairman of the Board
    Jiansheng Wei       52    President, Chief Executive Officer and Director
    XingJian Ma         58    Chief Financial Officer and Director
    Garfield W. Hu      30    Secretary
    Tielian Liu         42    Director
    Xingfa Xu           59    Director
    Shien Zhu           48    Director
    James Wang          35    Director
    Genchang Li         65    Director
    Shicheng Fu         41    Director

The following is a biographical summary of the business experience of the executive officers and directors of the Company. Each officer of the Company devotes fulltime to their respective positions.

Jijun Wu has served as our Chairman of the Board since the acquisition of Eternal Technology Group Ltd. and Subsidiaries (the "Reorganization") in December 2002. From March 2000 to the Reorganization, Mr. Wu served as Chairman and President of Eternal Technology Group Ltd. From 1997 to 2000 he was the President of Sky Dragon Foundation. Previously, Mr. Wu served as Accountant - General of a PRC state-owned electronics company with revenues in excess of $1.5 billion and as a consultant to various multinational corporations entering the PRC market. Mr. Wu is a graduate of China Central Finance & Economics University and holds the designation of CPA in China.

Jiansheng Wei has served as Chief Operation Officer and a Director of the Company since 2002 and as President since 2004. From March 2000 to 2002, Mr. Wei served as Chief Operation Officer and a Director of ETG. From 1998 to 2000, Mr. Wei was the vice-general manager of towering industrial Group Ltd, a trading company. Mr. Wei has been engaged in animal husbandry practices and management for over 30 years and has been responsible for operations of several large farms in Inner Mongolia and Hebei Province. Mr. Wei holds an MBA from Tianhin Finance & Economics College.

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

Tielan Liu was appointed to the Board of Directors in 2003 following the E-Sea Biomedical Engineering Co. International Ltd. acquisition. Mr. Liu is the Chief Executive Officer of E-Sea, a position he has held since 2003. From 1989 to 2003 he served as an officer and director of the Shenzhen Food Trade Group Co. Mr. Liu has an MBA from Zhongnan University of Finance and Politics.

Xingfa Xu was appointed to the Board of Directors in 2005. From 1994 to 2004 Mr. Xu was Vice Chairman of Huihua Group Corp. and senior advisor to the finance committee for the Guangchang Nuclear Power Group and Galaxy Securities Co. Mr. Xu is a graduate of Hubei University with a degree in finance.

Shien Zhu has served as a Director since 2002. Mr. Zhu served as a Director of the Company from 2000 to 2002. Since 2001, Mr. Zhu has been a professor at China Agricultural University. From 1996 to 2001, Mr. Zhu was an associate professor at China Agricultural University. Mr. Zhu is also Associate Professor and Master Director, involved in post doctorate studies, at Kochi University and Ehime University in Japan. Mr. Zhu majored in the area of early embryo vitrification freezing and transfer and mammal adoscuolation in embryo biotechnology. He invented a system of freezing and preservation, not aided by a cooling frigorimeter, which is characterized by low cost, simple operation and a high embryo survival rate. In recent years, he has written more than 40 articles that were published in international and domestic periodicals. Currently, he is undertaking vital projects for China and scientific research projects under the "Ninth Five-Year Plan" period.

James Wang has served as director since 2002. Mr. Wang founded, and serves as President of DNS Technologies Group Inc. (Canada), a position he has held since 1999, an internet technologies company involved in outsourcing between North America and Asia. Mr. Wang began his professional career as an engineer with NEC where he published a technical innovation proposal and was honored with Awards of Excellence at NEC's headquarters in Tokyo. Mr. Wang was transferred to the marketing department of NEC where he was in charge of marketing and sales in the eastern region of Mainland China. Mr. Wang is a Canadian citizen and received his Master of Applied Science from the University of Ottawa.

Genchang Li was appointed to the Board in 2005. He is an experienced researcher with Tianjin Social Science Academy. Mr. Li is a pioneer in the development and operation of China's stock market. When he was working for the municipal government, he was in charge of the review and administration or reorganizations of assets and going public of state owned enterprises. He is engaged in the research of the policies for China's stock market. He was involved in the publication of various instructive essays and books. He was Section Chief in Economic System Reform Commission of Tianjin Municipal Government from 1985 to 1993 AND vice general Manager of Investment Banking Department of Junan Securities Company from 1994 to 1999. He is a researcher with Tianjin Social Science Academy since 2000.

Shicheng Fu was appointed to the Board in 2005. He is a lawyer, Dean of Law Department, Nankai University, and Supervisor for graduate students. His other professional activities include Director of China Law Institute Administrative Law Research Society, Guest Researcher of Peking University Public Law Research Center, Adjunct Researcher of State Administrative Collefe Institute Administrative Law Research Center, Consultant to the Standing Cmmittee of Tianjin Municipal People's Congress for legal affairs, Legal Consultant to Tianjin Municipal Government, and Arbitrator of Tianhin Arbitrator Committee. Prof. Fu attended Nankai University, Law Department from September 1981 to July 1985. He has been teaching ant Nankai University since 1985. He has participated in international academic exchanges since 1998.

Since the Company does not have an audit committee, the entire board is considered the audit committee.

The Company's Board of Directors has determined that XingJian Ma is the audit committee financial expert.

The Company has adopted and filed a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2004 of each person who served as the Company's Chief Executive Officer during fiscal 2004 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2003 (the "Named Officers").

                                                                        Long-Term Compensation
                               Annual Compensation                      Awards           Payouts
  Name and                                                     Restricted   Securities
 Principal                                     Other Annual    Stock        Underlying   LTIP         All Other
  Position     Year     Salary       Bonus     Compensation    Awards       Options      Payouts    Compensation

 JiJun Wu,     2004     20,000         -                -      80,000             -          -               -
 President     2003     27,299         -                -      80,000             -          -               -
   and CEO     2002      7,299         -                -           -             -          -               -


Equity Compensation Plan Information

The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 2004 Plan will be 500,000 shares. Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934 (the "Exchange Act"), the 2004 Plan shall be administered by the Board of Directors of the Company (the "Board") or, in the event the Board shall appoint and/or authorize a committee of two or more members of the Board to administer the 2004 Plan, by such committee (the "Plan Administrator"). Except for the terms and conditions explicitly set forth in the 2004 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the 2004 Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

Options granted under the 2004 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code or stock options which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). Each Option may be exercised in whole or in part; provided, that only whole shares may be issued pursuant to the exercise of any Option. Subject to any other terms and conditions herein, the Plan Administrator may provide that an Option may not be exercised in whole or in part for a stated period or periods of time during which such Option is outstanding; provided, that the Plan Administrator may rescind, modify, or waive any such limitation (including by the acceleration of the vesting schedule upon a change in control of the Company) at any time and from time to time after the grant date thereof. During an optionee's lifetime, any Incentive Options granted under the 2004 Plan are personal to such optionee and are exercisable solely by such optionee.

The Plan Administrator can determine that additional forms of payment will be permitted. To the extent permitted by the Plan Administrator and applicable laws and regulations (including, without limitation, federal tax and securities laws and regulations and state corporate law), an Option may be exercised by:

(a) delivery of shares of Common Stock of the Company held by an optionee having a fair market value equal to the exercise price, such fair market value to be determined in good faith by the Plan Administrator; or

(b) delivery of a properly executed notice of exercise, together with instructions to the Company to withhold from the shares of Common Stock that would otherwise be issued upon exercise that number of shares of Common Stock having a fair market value equal to the option exercise price.

Upon a merger or consolidation in which securities possessing more than 50% of the total combined voting power of the Company's outstanding securities are transferred to a person different from the person holding those securities immediately prior to such transaction, the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or dissolution of the Company the sale, or transfer or other disposition of all or substantially all of the Company's assets to an unrelated entity, each, a ("Corporate Transaction"), at the discretion of the Plan Administrator, any award carrying a right to exercise that was not previously exercisable shall become fully exercisable, the restrictions, deferral limitations and forfeiture conditions applicable to any other award granted shall lapse and any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

Incentive Options granted under the 2004 Plan may not be transferred, pledged, mortgaged, hypothecated or otherwise encumbered other than by will or under the laws of descent and distribution, except that the Plan Administrator may permit transfers of awards for estate planning purposes if, and to the extent, such transfers do not cause a participant who is then subject to Section 16 of the Exchange Act to lose the benefit of the exemption under Rule 16b-3 for such transactions.

Additional rules apply under the Code to the grant of Incentive Options. For instance an Incentive Option must be exercised within 10 years after the date of grant, unless granted to an individual owning more than 10% of the Company's stock, in which case the exercise period may not exceed five (5) years. Similarly, an Incentive Option must be granted at an exercise price that equals or exceeds 100% of the fair market value of the underlying stock at the time of grant, a threshold that is increased to 110% of such fair market value in the case of a grant to an individual owning more than 10% of the Company's stock.

For federal income tax purposes, the grant to an optionee of a Non-Incentive Option generally will not constitute a taxable event to the optionee or to the Company. Upon exercise of a Non-Incentive Option (or, in certain cases, a later tax recognition date), the optionee will recognize compensation income taxable as ordinary income, measured by the excess of the fair market value of the Common Stock purchased on the exercise date (or later tax recognition date) over the amount paid by the optionee for such Common Stock, and will be subject to federal income tax withholding. Upon recognition of income by the optionee, the Company may claim a deduction for the amount of such compensation. The optionee will have a tax basis in the Common Stock purchased equal to the amount paid plus the amount of ordinary income recognized upon exercise of the Non-Incentive Option. Upon the subsequent sale of the Common Stock received upon exercise of the Non-Incentive Option, an optionee will recognize capital gain or loss equal to the difference between the amount realized on such sale and his tax basis in the Common Stock, which may be long-term capital gain or loss if the optionee holds the Common Stock for more than one year from the exercise date.

For federal income tax purposes, in general, neither the grant nor the exercise of an Incentive Option will constitute a taxable event to the optionee or to the Company, assuming the Incentive Option qualifies as an "incentive stock option" under Code ss.422. If an optionee does not dispose of the Common Stock acquired upon exercise of an Incentive Option during the statutory holding period, any gain or loss upon subsequent sale of the Common Stock will be long-term capital gain or loss, assuming the shares represent a capital asset in the optionee's hands. The statutory holding period is the later of two years from the date the Incentive Option is granted or one year from the date the Common Stock is transferred to the optionee pursuant to the exercise of the Incentive Option. If the statutory holding period requirements are satisfied, the Company may not claim any federal income tax deduction upon either the exercise of the Incentive Option or the subsequent sale of the Common Stock received upon exercise thereof. If the statutory holding period requirement is not satisfied, the optionee will recognize compensation income taxable as ordinary income on the date the Common Stock is sold (or later tax recognition date) in an amount equal to the lesser of (i) the fair market value of the Common Stock on that date less the amount paid by the optionee for such Common Stock, or (ii) the amount realized on the disposition of the Common Stock less the amount paid by the optionee for such Common Stock; the Company may then claim a deduction for the amount of such compensation income.

The federal income tax consequences summarized hereinabove are based upon current law and are subject to change.

The Board may amend, alter, suspend, discontinue or terminate the 2004 Plan at any time, except that any such action shall be subject to shareholder approval at the annual meeting next following such Board action if such shareholder approval is required by federal or state law or regulation or the rules of any exchange or automated quotation system on which the Common Stock may then be listed or quoted, or if the Board of Directors otherwise determines to submit such action for shareholder approval. In addition, no amendment, alteration, suspension, discontinuation or termination to the 2004 Plan may materially impair the rights of any participant with respect to any vested Option granted before amendment without such participant's consent. Unless terminated earlier by the Board, the 2004 Plan shall terminate upon the earliest to occur of (i) 10 years after the date or which the Board approves the 2004 Plan or (ii) the date on which all shares of Common Stock available for issuance under the 2004 Plan shall have been issued as vested shares. Upon such 2004 Plan termination, all Options and unvested stock issuances outstanding under the 2004 Plan shall continue to have full force and effect in accordance with the provisions of the agreements.

The following table gives information about equity awards under the Company's existing plan as of December 31, 2004:


                                                                                                     Number of securities
                                                                                                  remaining available for
                                                                         Weighted-average          future issuance under
                                     Number of securities to be        exercise price of        equity compensation plans
                                       issued upon exercise of        outstanding options,        (excluding securities
                                        outstanding options,          warrants and rights        reflected in column (a))
Plan Category                          warrants and rights (a)                (b)
-----------------------------------  ----------------------------    -----------------------    ---------------------------

Equity compensation plans approved
by security holders                                            0                         --                              0
Equity compensation plans not
approved by security holders                                   0                         --                              0
                                     ----------------------------    -----------------------    ---------------------------

Total                                                          0                         --                              0
                                     ============================    =======================    ===========================

Employment Contracts

The Company has an employment agreement with Zhai, Rui. This contract runs from February 20, 2005 to February 19, 2006 and pays annual compensation of $60,000.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is furnished as of December 31, 2004 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.


              Name and Address of Beneficial Owner (1)           Shares (2)        Percent of Class (2)
         ------------------------------------------------  -------------------    ----------------

         Shang Jiaji (3)                                            4,500,450              14.67%
         Jijun Wu                                                   2,405,000               7.84%
         Xingjian Ma                                                  125,100                   *
         James Q. Wang                                              1,102,500               3.59%
         Tielian Liu                                                  700,000               2.28%
         Jiansheng Wei                                                727,500               2.37%
         Shien Zhu                                                     50,000                   *
         Genchang Li                                                   50,000                   *
         Shicheng Fu                                                   50,000                   *
         Garfield Hu                                                   75,100                   *
                                                                       ------         -------------
         All executive officers and directors as a group
         (8 persons)                                                9,785,650              31.90%
                                                                    =========              ======

*........Less than 1%.
(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.
(2) Includes shares of Common Stock not outstanding, but which are subject to options, warrants and other convertible securities exercisable or convertible within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding Common Stock with respect to the holder of such options. Such shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) Address is Suite 04-06, 28/F, Block A Innotec Tower, 235 Nanjing Road, Heping District, Tianjin, PRC 300100.

Compliance With Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2004. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company believes that all of the filing requirements were satisfied on a timely basis in 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions

The Company's amounts due from/(to) directors, related parties, and related company are unsecured, interest-free and are repayable on demand. China Continental, Inc. ("CCI") is a related company. One of the Company's former officers, directors and current major shareholder (Shang Jia Ji) owns more than 10% of CCI and Towering International Trade (US) Corp.

Eternal acquired 100% interest in Willsley Company limited, which had a 100% interest in Aershan in a transaction valued at $6,000,000 from Shang Jia Ji. The $6,000,000 represents Shang Jia Ji's cost.

The Company has a payable to Ji Jun Wu, Chairman of the Board and President, of approximately $106,000 at December 31, 2004 and 2003. The balance represents advances made to the Company for various expenses in previous years.

The Company has a receivable from CCI of approximately $618,000 at December 31, 2003. The balance represents payments made by the Company on behalf of CCI in previous year for various operating expenses. The Company has a net payable to Shang Jia Ji of approximately $123,000 at December 31, 2003. The Company has payables of approximately $210,000 at December 31, 2003 to other entities controlled by Shang Jia Ji. These balances represent advances made to the Company for various operating expenses. These balances were settled and paid during 2004.

The Company has a payable to a former employee of approximately $160,000 at December 31, 2004 and 2003. The balance represents advances made to the Company for various expenses in previous years.

During 2002 the Company entered into an investor relations agreement with Stoneside Development Limited ("Stoneside"). Stoneside is controlled by Thomas
L. Tedrow a former principal shareholder and former officer of the Company. The agreement was for $10,000 per month for twenty-four months commencing June 2002. Thomas L. Tedrow also received a $90,000 fee from the Company. During January 2003, the investor relations agreement with Stoneside Limited was terminated and the Company entered into a consulting agreement with Market Management, LLC pursuant to which consulting services were to be provided over a 24 month period. Payments for those services total $10,000 per month. Market Management, LLC is also controlled by Thomas L. Tedrow. The total amount expensed in 2004 and 2003 related to the contract with Market Management, LLC is $60,000 and $120,000 respectively. On July 12, 2004, the Company's Board of Directors determined these services were no longer being rendered and cancelled the agreement effective July 1, 2004. The Company believes it has meritorious defenses to any claims related to this agreement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

    (a)      Exhibits

              Exhibit
              Number              Description of Exhibit
             ----------          -------------------------

                 2.1* Exchange Agreement by and between Waterford Sterling
                  Corporation and Eternal Technology Group Ltd. dated December 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 12, 2002, filed with the SEC on December 18, 2002).

                 3.1* Articles of Incorporation (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

     3.2* Articles of Amendment, dated December 31, 2002, to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 12, 2002, filed with the SEC on December 18, 2002).

     3.3* Bylaws of Eternal Technologies Group, Inc. adopted December 12, 2002 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

     10.1* Research Contract with Shen Yang Institute of Applied Ecology of the Chinese Academy of Science. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
     2002).


     10.2* Research Contract with Tower International Trade Corp. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002).

     10.3* Purchase Agreement with Shang JaiJi dated July 15, 2000 for the purchase of the Shares of Willsley Company Limited (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002).

     10.4* Amendment to the Purchase Agreement with Shang Jai Ji dated July 15, 2000 for the Purchase of the Shares of Willsley Company Limited (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002).

     10.5* Dairy Cow Purchase Contract dated August 5, 2003 by and between Inner
     Mongolia   Aeirshan   Agricultural   Technologies   Limited  and   Xinjiang
     Bajinquoleng Husbandry Center.

     10.6*Consulting Agreement dated January 1, 2003 by and between the Company and Market Management LLC.

     10.7 *Public Relations Agreement dated January 23, 2004 by and between the Company and PMR and Associates LLC.

     10.8*Contract dated June 13, 2003 by and between Eternal Technologies Group, Inc. and Paranna, Inc.

     10.9* Form of Subscription Agreement relating to 2003 Placement of Common Stock (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

     10.10* Form of Placement Agreement with First Montauk Securities Corp (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

     10.11* Form of Warrant Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

     10.12 Employment Agreement between Eternal Technologies Group, Inc. and Zhai Rui

     14.1 * Code of Ethics for CEO and Senior Financial Officers

     31.1 * Section 302 Certification of CEO

     31.2 * Section 302 Certification of CFO

     32.1 * Section 906 Certification of CEO

     32.2 * Section 906 Certification of CFO

    *        Previously Filed

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Thomas Leger & Co., L.L.P. for the audit of the Company's annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Thomas Leger & Co., L.L.P. during those periods.

                                         Fiscal 2004             Fiscal 2003
                                         ------------            ------------
          Audit fees (1)                     $111,271              $95,581
          Audit related fees (2)               39,162               25,156
          Tax fees                              5,000                    -
          All other fees                            -                    -
                                         -------------          -----------
                                         -------------          -----------
          Total                              $155,433             $120,737
                                         =============          ===========

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Thomas Leger & Co., L.L.P. in connection with statutory and regulatory filings or engagements.
(2) Audit-Related Fees consist of fees billed for assurance and other services not explicitly related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to the Company's registration statements, review of proxy statements and accounting research.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ETERNAL TECHNOLOGIES GROUP, INC.
Dated:   May 12, 2005

                                  By:/s/ Jianshang Wei
                                     Jianshang Wei
                                     Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                   Title                          Date

/s/ JIJUN WU               Chairman of the Board                 May 12, 2005
JIJUN WU


/s/ JIANSHENG WEI          Chief Executive Officer and           May 12, 2005
JIANSHENG WEI              Director

/s/ XINGJIAN MA            Chief Financial Officer (Principal    May 12, 2005
XINGJIAN MA                Financial and Accounting Officer)
                           and Director

/s/ TIELIAN LIU            Director                              May 12, 2005
TIELIAN LIU

/s/ JAMES Q. WANG          Director                              May 12, 2005
JAMES Q. WANG


/s/ XINGFA XU              Director                              May 12, 2005
XINGFA XU

/s/ GENCHANG LI            Director                              May 12, 2005
GENCHANG LI

/s/ SHICHANG FU            Director                              May 12, 2005
SHICHANG FU

/s/ SHIEN ZHU              Director                              May 12, 2005
SHIEN ZHU


                                 CERTIFICATIONS

I, Jiansheng Wei, certify that:

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

Dated: May 12, 2005

By:/s/ Jiansheng Wei
Jiansheng Wei Chief Executive Officer

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

Dated: May 12, 2005

By:/s/ Xingjian Ma
Xingjian Ma
Chief Financial Officer

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO SECTION 906 OF TEHE
                           SARBANES-OXLEY ACT OF 2002

I, Jiansheng Wei, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Eternal Technologies Group, Inc. on Form 10-KSB for the annual period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By:Jiansheng Wei
----------------------------
Name: Jiansheng Wei
Title: Chief Executive Officer
May 12, 2005

  CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                                  ACT OF 2002


I, Xingjian Ma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Eternal Technologies Group, Inc. on Form 10-KSB for the annual period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By:Xingjian Ma
----------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
May  12, 2005