Form 10QSB
period 2005-03-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2005-05-20
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


           Sect D, 5/F, Block A, Innotec Tower, 235 Nanjing Road
                      Heping District, Tianjin, 300052
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                               011-86-22-2721-7020
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of May 15, 2005, 30,679,630 shares of Common Stock of the issuer were outstanding.

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2005 (unaudited)and
           December 31, 2004                                              3

           Unaudited Consolidated Statements of Income - For the
           three months ended March 31, 2005 and 2004                     4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2005 and 2004             5

           Notes to Unaudited Consolidated Financial Statements           6

  Item 2.  Management Discussion and Analysis or Plan of Operations       9

  Item 3.  Controls and Procedures                                       10

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             10
  Item 2.  Changes in Securities and Small Business Issuers              10
           Purchaser of Equity Securities                                10
  Item 3.  Defaults Upon Senior Securities                               10
  Item 4.  Submission of Matters to a Vote of Security Holders           10
  Item 5.  Other Information                                             10
  Item 6.  Exhibits and Reports on Form 8-K                              10

            Signatures                                                   10

            Certifications                                               12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2005
                             (UNITED STATES DOLLARS)

                                     ASSETS

                                                            March 31                December 31
                                                              2005                      2004
                                                         ---------------           ---------------
                                                         ---------------           ---------------

                                                            (Unaudited)               (Audited)
CURRENT ASSETS
  Cash and Cash equivalents                                 $26,987,302              $27,473,354
  Accounts receivable                                         2,577,783                1,538,313
  Inventories                                                   621,307                  621,307
  Prepayments and deposits                                          602                      602
                                                            ------------              -----------

                                                             30,186,994               29,633,576
TOTAL CURRENT ASSETS


FIXED ASSETS
  (net of accumulated depreciation of $2,584,189 in 2005      5,775,983                5,904,050
   and $2,456,122 in 2004
LAND USE RIGHTS
   (net of accumulated amortization of $1,117,461
    in 2005 and $1,055,361 in 2004                            4,882,539                4,944,639
                                                            ------------             ------------



TOTAL ASSETS                                                $40,845,516              $40,482,265
                                                            ============             ============



        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                            $ 443,366               $    443,366
   Accounts payable and accrued expenses                    1,679,712                  1,526,595
   Amounts due to related parties                             290,465                    272,465
                                                           ------------              ------------


TOTAL CURRENT LIABILITIES                                   2,413,543                  2,242,426




SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 30,679,630  and 30,679,630 shares issued
  and outstanding at March 31, 2005 and December
  31, 2004, respectively                                       30,679                      30,679
   Paid - in capital                                        9,965,208                   9,740,830
   Stock subscription receivable                              (10,176)                    (10,176)
   Retained earnings                                       28,446,262                  28,478,506
                                                          -------------             --------------

TOTAL SHAREHOLDERS' EQUITY                                 38,431,973                  38,239,839
                                                         -------------             ---------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $40,845,516                 $40,482,265
                                                         =============             ===============

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)
                                                            March 31
                                               -------------------------------
                                               -------------------------------
                                                  2005               2004
                                               -------------     -------------
                                               -------------     -------------

                                               (Unaudited)        (Unaudited)

SALES                                           $2,108,747        $2,044,578

COST OF SALES                                    1,566,434         1,449,937
                                               ------------      -------------

GROSS PROFIT                                       542,313           594,641


DEPRECIATION AND AMORTIZATION                      190,167           190,188

SELLING AND ADMINISTRATIVE EXPENSES                433,232           368,154

OTHER INCOME (EXPENSE)
  Interest Income                                   48,842            26,380
  Impairment Loss                                        -           (53,517)
                                                ------------      -------------

NET INCOME BEFORE INCOME TAXES                    (32,244)             9,162

INCOME TAXES                                            -                  -
                                                ------------      -------------

NET INCOME (LOSS)                                ($32,244)           $ 9,162
                                                ============      =============


EARNINGS PER SHARE
  Basic and diluted
  Net income (loss)                                ($0.00)           $ 0.00
                                                ============      ============

Weighted average number of common
  shares outstanding
  Basic                                        30,679,630        29,337,381
                                               =============      ===========
  Diluted                                      30,785,938        29,337,381
                                               =============      ===========

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)


                                                               March 31
                                                    ----------------------------
                                                    ----------------------------
                                                       2005              2004
                                                    -----------      -----------

                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                      $(32,244)        $ 9,162
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      190,168         190,190
     Stock issued for services                                -          45,000
     Non-cash expenses for services                      42,000               -
     Impairment loss                                          -          53,517
(Increase) decrease in assets:
     Inventories                                              -           5,600
     Accounts receivable                             (1,039,470)       (215,783)
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses              153,117         183,679
     Amounts advanced by related parties                 18,000           4,337
     Account payable to related company                       -        (107,161)
                                                      -----------  -------------

     Net cash provided (used in) by operating
      activities                                        (668,429)       168,541
                                                      -----------  -------------
CASH FLOWS FROM FINANCING ACTIVIES
    Capital Contributed                                 182,377               -
                                                     ------------  -------------
    Net cash provided by financing activities           182,377               -
                                                     ------------  -------------
NET INCREASE (DECREASE) IN CASH AND
     Cash Equivalents                                  (486,052)        168,541

     Cash and cash equivalents, beginning of period  27,473,354      16,302,464
                                                    -------------  -------------

     Cash and cash equivalents, at end of period    $26,987,302     $16,471,005
                                                    =============  =============

SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                              -               -
   Taxes paid                                                 -               -

2. During the quarter ended March 31, 2004, 109,984 shares were issued for the payment of notes payable of $60,491. 100,000 shares were issued related to services and prepaid services totaling $90,000.

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005
--------------------------------------------------------------------------------
NOTES

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

              These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 (b) Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB.

              In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.       Cash

          At March 31, 2005, approximately $26,984,574 of cash is to be exclusively used for operations in the PRC.

4.       Public relations agreement

          On February 1, 2005, the Company entered into a six-month public relations agreement with Empire Relations Group, Inc. (ERG). As consideration for public relations services, the Company must compensate ERG with 150,000 shares subject to Rule 144. For the three months ended March 31, 2005, the Company expensed $37,500 associated with this agreement.

5.       Notes payable
          The Company's promissory notes payable are in default at March 31, 2005 and the holder of the notes has filed suit for payment of the notes. The Company believes it has meritorious defenses to the lawsuit related to the notes.

6.       Contingencies

          In conjunction with certain subscription agreements entered into during 2003, the Company has agreed to register the shares issued under a Form SB-2 registration statement. There are penalties for not timely meeting filing and effectiveness deadlines, and the Company has received claims related to these penalties. For the three months ended March 31, 2005, the Company has additional accrued expenses for penalties of $30,441.

Item 2. Management Discussion and Analysis or Plan of Operation

The Company's business is highly seasonal, with most of the Company's revenue and income being earned during the second half of the calendar year. Accordingly, the results of operations for the calendar quarter ended March 31, 2005 are not indicative of the results for any other quarter or for the fiscal year.

Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2005

Revenues

Revenues for the three months ended March 31, 2005 increased by $64,169 or 3.1% to $2,108,747 from $2,044,578 for the corresponding period of the prior year. All of the revenue came from the processing and sale of lamb meat.

Cost of Sales

Cost of sales for the three months ended March 31, 2005 increased by $116,497 or 8.0% to $1,566,434 from $1,449,937 from the corresponding period of the prior year. Our gross margin declined by 340 basis points from 29.1% to 25.7% principally because of the higher price for sheep.


Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2005 totalled $190,167, virtually unchanged from the $190,188 for the corresponding period of the prior year.


Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2005 increased by $65,078 or 17.7% to $433,232 from $368,154 for the corresponding period of the prior year. The increase in the selling and administrative expenses is principally attributable to an increase in salaries of $58,678 and an increase in professional fees of $69,309 which was partially offset by a decrease in the penalty for the delay in the registration of $21,920 and a decreases in marketing expense of $34,650.

Other Income (Expense)

Other income, all interest income, increased by $22,462 to $48,842 for the three months ended March 31, 2005 from $26,380 for the corresponding period of the prior year. The increase in interest income resulted from increased amounts on deposit and higher rates paid.

Impairment Loss

The Company recorded no impairment loss for the three months ended March 31, 2005. For the corresponding period of the prior year it had an impairment loss of $53,517 from the write down of property for sale at the Company's farm.


Net Income (Loss)

     As a result of the foregoing, the Company reported a loss of $32,244 for the three months ended March 31, 2005 compared to income of $9,162 for the three months ended March 31, 2004. There were no income taxes recorded for either three month period.

Liquidity and Capital Resources

     As of March 31, 2005, the Company had cash of $26,987,302 and working capital of $27,773,450. This compares with cash of $27,473,354 and working capital of $27,391,150 at December 31, 2004.

     Cash used in operating activities totaled $668,429 for the three months ended March 31, 2005. This compares with cash flows from operating activities of $168,541 for the three months ended March 31, 2004. The decrease in cash flows resulted from changes in the current accounts, particularly an increase in accounts receivable of $1,039,470 which was partially offset by non-cash expenses of $42,000 and an increase in payables of $153,117 and depreciation and amortization of $190,168.

     There were no investing activities by the Company during either the three months ended March 31, 2005 or 2004.

     There were no financing activities for the three months ended March 31, 2004. Cash flows from financing activities for the three months ended March 31, 2005 totaled $182,377 all of which was from capital contributed.

     Although  the  Company  has  a  cash  and  bank  balance  of   $26,987,302,
substantially all of it is to be exclusively used for operations within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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


Item 2.  Changes in Securities

During the quarter ended March 31, 2004, 109,984 shares were issued for the payment of notes payable of $60,491. 100,000 shares were also issued related to services and prepaid services totaling $90,000. There were no securities issued during the three months ended March 31, 2005.

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

                                  ETERNAL TECHNOLOGIES GROUP, INC.


                                /s/ Jiansheng Wei
                                  -------------------------------------
May 20, 2005                        Jiansheng Wei, Chief Executive Officer


                               /s/ Xingjian Ma
May 20, 2005                      -------------------------------------
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

Dated: May 20, 2005

By: /s/ Jiansheng Wei
   ---------------------
Jiansheng Wei
Chief Executive Officer

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

Dated: May 20, 2005

By: /s/ Xingjian Ma
   --------------------
Xingjian Ma
Chief Financial Officer

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
                         TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, Jiansheng Wei, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/ Jiansheng Wei
--------------------------
Name: JiJun Wu
Title: Chief Financial Officer
May 20, 2005

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
                         TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, Xingjian Ma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/ Xingjian Ma
--------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
May 20, 2005