Form 10QSB
period 2005-06-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2005-08-15
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


       Nevada                                               62-1655508
-----------------------                         --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                         Sect. D, 5/F, Block A. Innotech
                                     Tower,
                 235 Nanjing Rd. Heping District, Tianjin 300052
                    ----------------------------------------
                    (Address of principal executive offices)

                               011-86-22-2721-7020
                               ------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

As of August 5, 2005, 30,679,630 shares of Common Stock of the issuer were outstanding.

                                TABLE OF CONTENTS

                        ETERNAL TECHNOLOGIES GROUP, INC.

                          Part I. Financial Information




Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 2005 (Unaudited ) and            3
         December 31, 2005


         Unaudited Consolidated Statements of Operations for the three and six
         Months ended June 30, 2005 and 2004                                      4


         Unaudited Consolidated Statements of Cash Flows for the nine
         months ended June 30, 2005 and 2004                                      5

         Notes to the Unaudited Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                               9


Item 3.    Controls and Procedures                                               12

                           Part II. Other Information

Item 1.    Legal Proceedings                                                     13


Item 2.    Changes in Securities and Small Business Issuer
           Purchases of Equity Securities                                        13


Item 3.    Defaults Upon Senior Securities                                       13


Item 4.    Submission of Matters to a Vote of Security Holders                   13


Item 5.    Other Information                                                     13


Item 6.    Exhibits                                                              13

           Signatures                                                            14

                                       2

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                        ETERNAL TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                       (Amounts in United States Dollars)


                                                                          June 30,          December 31,
                                                                            2005                2004
                                                                      ------------------  ------------------
                                                                      ------------------  ------------------

                               ASSETS (Unaudited)

 CURRENT ASSETS

     Cash and Cash equivalents                                        $      21,329,840   $      27,473,354

     Accounts receivable                                                     10,561,981           1,583,313

     Inventories                                                              1,193,041             621,307

     Prepayments and deposits                                                       620                 620
                                                                      ------------------  ------------------

       Total current assets                                                  33,085,482          29,678,594

 FIXED ASSETS, net of accumulated depreciation of

     $2,712,256 and $2,456,122 at June 30, 2005 and                           5,647,915           5,904,050
     December 31, 2004, respectively
 LAND USE RIGHTS, net of accumulated amortization
     of $1,179,561 and $1,055,361at June 30, 2005 and

     December 31, 2004, respectively                                          4,820,439           4,944,639
                                                                      ------------------  ------------------

         Total assets                                                 $      43,553,836   $      40,527,283
                                                                      ==================  ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

     Notes Payable and convertible debt                               $         776,064   $         443,366

     Accounts payable and accrued liabilities                                 1,846,155           1,526,595

     Amounts due to related parties                                             377,344             272,465
                                                                      ------------------  ------------------


       Total current liabilities                                              2,999,563           2,242,426
                                                                      ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
     Preferred shares - $0.001 par value, 5,000,000

       authorized, none issued or outstanding                                         -                   -
     Common shares - $0.001 par value; 95,000,000
       authorized; 30,679,630 shares issued and

       outstanding                                                               30,679              30,679

     Additional paid - in capital                                            10,107,903           9,740,830

     Subscription receivable                                                   (10,176)            (10,176)

     Retained earnings                                                       30,425,849          28,478,506
                                                                      ------------------  ------------------

       Total stockholders' equity                                            40,554,255          38,239,839
                                                                      ------------------  ------------------


         Total liabilities and stockholders' equity                   $      43,553,818   $      40,482,265
                                                                      ==================  ==================

   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                        ETERNAL TECHNOLOGIES GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
        For the three months and six months ended June 30, 2005 and 2004
                       (Amounts in United States Dollars)


                                              Three Months Ended                       Six Months Ended
                                     --------------------------------------  --------------------------------------
                                     --------------------------------------
                                         June 30,            June 30,            June 30,            June 30,
                                           2005                2004                2005                2004
                                     ------------------  ------------------  ------------------  ------------------


SALES                                $      10,123,668   $       4,096,253   $      12,232,415   $       6,140,831


COST OF SALES                                7,471,350           2,500,561           9,037,784           3,950,498
                                     ------------------  ------------------  ------------------  ------------------


GROSS PROFIT                                 2,652,318           1,595,692           3,194,631           2,190,333

DEPRECIATION AND

    AMORTIZATION                               190,168             190,167             380,335             380,355

SELLING, GENERAL AND

    ADMINISTRATIVE EXPENSES                    475,655             421,809             908,887             789,963
                                     ------------------  ------------------  ------------------  ------------------
                                   --------------------------------------------------------------------------------


INCOME FROM OPERATIONS                       1,986,495             983,716           1,905,409           1,020,015
                                     ------------------  ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

  Interest Income                               47,853              28,470              96,695              54,850
  Interest expense                            (54,761)                   -            (54,761)                   -

  Impairment Loss                                    -                   -                   -            (53,517)
                                     ------------------  ------------------  ------------------  ------------------
                                     ------------------  ------------------  ------------------  ------------------


    OTHER INCOME (EXPENSE), NET                (6,908)              28,470              41,934               1,333
                                     ------------------  ------------------  ------------------  ------------------


NET INCOME                           $       1,979,587   $       1,012,186   $       1,947,343   $       1,021,348
                                     ==================  ==================  ==================  ==================

NET INCOME PER COMMON SHARE

  Basic and diluted                  $      0.06         $      0.03         $      0.06         $       0.03
                                     ==================  ==================  ==================  ==================
                                     ==================  ==================  ==================  ==================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

  Basic and diluted                         30,679,630          29,337,381          30,679,630          29,362,380
                                     ==================  ==================  ==================  ==================
                                     ==================  ==================  ==================  ==================





         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        ETERNAL TECHNOLOGIES GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2005 and 2004
                       (Amounts in United States Dollars)

                                                                         June 30,            June 30,
                                                                           2005                2004
                                                                     ------------------  ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                      $      1,947,343   $       1,021,348
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:

       Depreciation and amortization                                          380,335             380,355
       Amortization of beneficial conversion feature                           54,761                   -

       Common stock issued for service                                        134,261              90,000

       Impairment loss                                                              -              53,517
       Changes in operating assets and liabilities:                                                     -

         Inventories                                                        (571,734)             517,245

         Accounts receivable                                              (9,023,668)                   -

         Other receivable                                                           -             120,482

         Prepayments and deposits                                                   -               1,214

         Accounts payable and accrued expenses                                597,497             371,162

         Account payable to related parties                                   104,879             (7,655)

         Account payable to related company                                         -           (102,584)
                                                                     -----------------  ------------------
           Net cash provided by operating activities                      (6,376,326)           2,445,084
                                                                     -----------------  ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from property held for sale                                           -             240,967
                                                                     -----------------  ------------------

           Net cash provided by investing activities                                -             240,967
                                                                     -----------------  ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES

     Capital contributed                                                      232,812              78,670
                                                                     -----------------  ------------------


           Net cash provided by financing activities                          232,812              78,670
                                                                     -----------------  ------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                (6,143,514)           2,764,721


 Cash and cash equivalents, beginning of period                            27,473,354          16,302,464
                                                                     -----------------  ------------------


 Cash and cash equivalents, end of period                            $     21,329,840   $      19,067,185
                                                                     =================  ==================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

     Interest Paid                                                   $              -   $               -

     Tax paid                                                                       -                   -





   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Background and Critical Accounting Policies

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

     Eternal acquired 100% of Willsley Company Limited ("Willsley"), a company incorporated in the British Virgin Island with limited liability on May 16, 2000. Willsley's principal activity is investments and owns 100% interest in Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd ("Aershan").

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

     Recent accounting pronouncements

     In November 2004, FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact

2.   Condensed Financial Statements and Footnotes

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

     In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.   Cash and Cash Equivalents

     At June 30, 2005, the Company maintains bank accounts in the PRC of approximately $21,329,840, and substantially the entire amount is to be exclusively used for operations in the PRC.

4.   Public Relations Agreement

     On February 1, 2005, the Company entered into a six-month public relations agreement with Empire Relations Group, Inc. (ERG). As consideration for public relations services, the Company compensated ERG with 150,000 shares subject to Rule 144. For the three-month period ended June 30, 2005, the Company expensed $79,500 associated with this agreement.

5.   Notes Payable

     The Company's promissory notes payable are in default at June 30, 2005 and the holder of the notes has filed suit for payment of the notes. The Company believes it has meritorious defenses to the lawsuit related to the notes.

6.   Income Taxes

     The companies operate in several jurisdictions and may be subject to taxation in those jurisdictions.

     It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States of America. Accordingly, no United States corporate taxes have been provided in these consolidated financial statements. The Company has a U.S. net operating loss carry forward of approximately $2,285,000 expire in years between 2022 and 2025. However a valuation allowance has been provided as management does not expect the tax benefits to be realized. No other significant deferred assets or liabilities existed at December 31, 2004. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

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

     The tax holiday resulted in tax savings that account for substantially the entire difference between the income tax provision that would be expected using United States federal statutory tax rates and the tax provision of zero for the three and six months ended June 30, 2005 and 2004.

 7.   Contingencies

     In conjunction with certain subscription agreements entered into during 2003, the Company has agreed to register the shares issued under a Form SB-2 registration statement. There were penalties for not timely meeting filing and effectiveness deadlines, and the Company received claims related to these penalties. On May 24, 2005 the Company issued convertible notes, allowing for conversion of the penalty to the Company's common stock, to the holders of the subscription agreements who accepted settlement. One subscription agreement holder elected to not accept a convertible note and is pursuing legal action as discussed in Part II, Item 1.

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

8.   Related Party Transactions

     During the three and six months ended the Company engaged in various transactions with related parties as follows:


                                                   Three Months Ended                        Six Months Ended
                                            ------------------------------------   --------------------------------
                                            ------------------------------------
                                              June 30,           June 30,             June 30,            June 30,
                                                2005               2004                 2005                2004
                                            ----------------  -----------------   ------------------  -------------

     Common stock sold by officers/
     directors
     directors with proceeds contributed
     to the company for payment of
     operating expenses                    $     232,812      $    78,670         $    50,435         $    78,670

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company's business is seasonal. Accordingly, the results of operations for the three and six month periods ended June 30, 2005 are not indicative of the results for any other quarter, period or for the fiscal year.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2005 and 2004.

Three Months Ended June 30, 2005 Compared to Three months Ended June 30, 2004

Revenues -

Revenues for the three months ended June 30, 2005 increased by $6,027,415 or 147% to $10,123,668 from $4,096,253 for the corresponding period of the prior year. This increase resulted from an increase in cattle embryo transfer revenue of $3,204,819, an increase in the sale of mutton of $2,591,169 and an increase of $231,427 in sheep sales. The company had no lamb meat sales during the first two quarters of 2005.

Cost of Sales -

Cost of sales for the three months ended June 30, 2005 increased by $4,970,789 to $7,471,350 from $2,500,561 for the corresponding period of the prior year. This increase resulted from an increase in the costs incurred in the transfer of cattle embryos of $2,667,018, an increase in the cost of mutton sold of $2,014,614, and an increase in the cost of sheep sold of $289,157. The gross profit margin from the sale of mutton was 24.2%, the gross profit (loss) margin from the sale of sheep was (24.9%) and the gross profit margin on embryo transfers was 29.56%.

Depreciation and Amortization -

Depreciation and amortization expenses were essentially unchanged compared with the corresponding period of the prior year.

Selling and Administrative Expenses -

Selling and administrative expenses increased by $53,846 or 12.8% to $475,655 from $421,809 for the corresponding period of the prior year. This increase resulted from an increase in salaries of $55,735 related to board approved changes in employees salaries, an increase in professional services of $75,827 which resulted from increased audit and legal expense related to the filing of a registration statement and related services, and an increase in miscellaneous expenses of $36,746 which were partially offset by a decrease in penalty expense of $66,045 because of the conversion of subscription agreements to convertible notes and a decrease in marketing expense of $39,550 due to the Company retaining one marketing firm instead of the two in the comparable period of 2004.

 Other Income (Expense)

For the three months ended June 30, 2005 the company experienced an increase of other income (interest) of $19,383 or 68% to $47,853 from $28,470. The increase is attributable to an increase in interest rates and the Company keeping a larger percentage of it's cash in interest bearing accounts.

Interest expense was 54,761 during the quarter ended June 30, 2005, due to the Company issuing convertible debentures with a beneficial conversion feature to settle penalties for not timely meeting filing and effectiveness deadlines for a registration statement. The interest expense relates to the amortization of the beneficial conversion feature.

As a result of the foregoing, the company had net income of $1,979,587 or $.06 per share for the three months ended June 30, 2005 compared to net income of $1,012,186 or $.03 per share for the corresponding period of the prior year.

 Six Months Ended June 30, 2005 As Compared to Six Months Ended June 30, 2004.

Revenues

Revenues for the six months ended June 30, 2005 increased by $6,091,584 or 99.2% to $12,232,415 from $6,140,831 for the corresponding period of the prior year. This increase is attributable to an increase in cattle embryo transfer fees of $3,204,819, an increase in the sale of mutton of $2,661,362 and an increase in sale of sheep of $231,427. The increases were partially offset by a decrease in the sale of embryos of $6,024.

Cost of Sales -

Cost of sales for the six months ended June 30, 2005 increased to $9,037,784 from $3,950,498 for the corresponding period of the prior year. This increase resulted from an increase in the costs of cattle embryo transfers of $2,667,018, an increase in costs of mutton sold of $2,136,711, and an increase in the cost of sheep sold of $289,157. The increase was partially offset by a corresponding decrease in cost of embryos of $5,600. The gross profit margin on the transfer of cattle embryos was 29.5%, the gross profit margin from the sale of mutton was 28.6% and the gross profit margin from the sale of sheep was 24.9%.

Depreciation and Amortization -

Depreciation and amortization expenses were essentially unchanged compared with the corresponding period of the prior year.

Selling and Administrative Expenses -

Selling and administrative expenses increased by $118,924 or 15.1% to $908,887 from $789,963 for the corresponding period of the prior year. This increase resulted from an increase in salaries of $114,412 related to board approved changes in employees salaries, an increase in professional services of $145,863 which resulted from increased audit and legal expense related to the annual audit, the change in auditors, and the filing of a registration statement and related services and an increase in miscellaneous expenses of $39,181 which were partially offset by a decrease in penalty expense of $87,965 related to the conversion of subscription agreements to convertible notes and a decrease in marketing expense of $92,567 due to the Company retaining one marketing firm instead of the two in the comparable period of 2004.

 Other Income (Expense)

For the six months ended June 30, 2005 the company experienced an increase of other income (interest) of $41,845 or 76% to $96,695. The increase is attributable to an increase in interest rates and the Company keeping a larger percentage of it's cash in interest bearing accounts.

Interest expense was 54,761 during the six months ended June 30, 2005, due to the Company issuing convertible debentures with a beneficial conversion feature to settle penalties for not timely meeting filing and effectiveness deadlines for a registration statement. The interest expense relates to the amortization of the beneficial conversion feature.

The Company recorded an impairment loss for the six month period ended June 30, 2004 of $53,517. There was no impairment loss recorded for the six month period ended June 30, 2005.

As a result of the foregoing, the Company had net income of $1,947,343 or $.06 per share for the six months ended June 30, 2005 compared to net income of $1,021,348 or $.03 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash and cash equivalents of $21,329,840 and working capital of $30,085,919. This compares with cash and cash equivalents of $27,473,354 and working capital of $27,436,168 as of December 31, 2004.

Cash used in operating activities totaled $6,376,326 for the six months ended June 30, 2005. This compares with cash provided from operating activities of $2,445,087 for the corresponding period of the prior year. This decrease resulted from an increase in net income of $925,995 and non-cash expense of $514,596 consisting of $134,261 of stock issued for services, a $44,261 increase from the corresponding period of the prior year, and depreciation and amortization of $380,335 a $23 decrease from the corresponding period of the prior year and an increase in current liabilities of $757,137 attributable to 332,698 in convertible notes from the conversion of penalties, $319,560 in accounts payable and accrued expenses, and $104,879 of accounts payable to a related company. These amounts were more than offset by changes in current assets of $9,595,402 of which 9,023,668 is attributable to an increase in receivables and $571,734 is attributable to an increase in inventories.

Cash from investing activities was $0 during the six months ended June 30,2005 compared to $240,967 for the six months ended June 30, 2004. All of the cash from investing activities during the six months ended June 30, 2004 was from the sale of property.

Cash provided from financing activities for the six months ended June 30, 2005, totaled $232,812 all from contributed capital. This compares with cash provided from financing activities of $78,670 for the six months ended June 30, 2004.

At June 30, 2005, the Company lists notes payable of $443,366. These notes are currently the subject of litigation where the Company is challenging their validity.

Although the Company has a cash and bank balance of $21,329,840 it has all been designated to be exclusively used by management for operations within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out is business objectives outside the PRC for the next twelve (12) months.

Item 3. Controls and Procedures

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our former independent accountants, Thomas Leger & Co. LLP conducted audits of our financial statements for 2002, 2003 and 2004. In connection with the issuance of its report of the independent registered public accounting firm, Thomas Leger & Co. LLP reported to our Board of Directors two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following material deficiencies:


(i) The Company lacked certain procedures and required expertise needed to properly account for non-routine transactions (such as acquisitions of other businesses) and preparation of its required financial statement disclosure in accordance with U.S. G.A.A.P. and SEC rules and regulations.

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

Other than the foregoing initiatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with SEC's proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficiency of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our external auditors. As a result, it is likely that additional changes will be made to our internal controls.



                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.

As of March 1, 2005, we were a party to two legal proceedings. The first is a lawsuit brought by Limestreet Securities. This cause of action seeks payment of $500,942 on two outstanding promissory notes plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was filed in Federal Court in the Eastern District of Louisiana. The Company challenged the venue of this action and was granted a motion to transfer for lack of jurisdiction/improper venue. The cause of action has now been transferred to Federal Distirict Court for the Southern District of Texas in Houston, Texas. The Company intends to challenge the validity of these notes.

 The second cause of action was filed in State Court in New York City by Bristol Investments Limited against the company and is seeking the payment of the penalty due under their original investment for failure to have a registration effective within a stated period of time. Bristol is currently seeking $53,000 in damages. Bristol has refused a settlement offer of a convertible promissory note and continues to pursue the litigation.

As of August 10, 2005 we are not a party to any other pending litigation and were not aware of any threatened litigation.


 Item 2. Changes in Securities

During the three month period ended June 30, 2005 there were no changes in securities.

Item. 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

                     EXHIBIT NO. IDENTIFICATION OF EXHIBIT

31.1 Certification  Pursuant to 18 U.S.C Section  1350,  as adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C Section  1350,  as adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C Section  1350,  as adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C Section  1350,  as adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

10.1 Convertible Note-CONGREGATION MISHKAN SHOLOM
10.2 Convertible Note-STONESTREET LP
10.3 Convertible Note-GREENWICH GROWTH FUND LIMITED
10.4 Convertible Note-PLATINUM PARTNERS VALUE ARBITRAGE FUND LP


                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       ETERNAL TECHNOLOGIES GROUP, INC.


                                      /s/ Jiansheng Wei
                                       -------------------------------------
August 15, 2005                       Jiansheng Wei,  Chief Executive Officer


                                      /s/ Xingjian Ma
August 15, 2005                       -------------------------------------
                                      Xingjian Ma, Chief Financial Officer

                                                                   Exhibit 31.1

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: August 15, 2005

 /s/ Jiansheng Wei
 ----------------------
 Jiansheng Wei
 Chief Executive Officer

                                                                    Exhibit 31.2

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUNAT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: August 15, 2005

/s/ Xingjian Ma
-----------------------
Xingjian Ma
Chief Financial Officer

Exhibit 32.1
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Jiansheng Wei, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/ Jiansheng Wei
----------------------------
Name: Jiansheng Wei
Title: Chief Executive Officer
August 15, 2005

                                                                    Exhibit 32.1

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Xingjian Ma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/ Xingjian Ma
----------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
August 15, 2005