Form 10QSB/A
period 2004-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2005-08-19
CIK 1096662

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

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                              62-1655508
---------------------------                    ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                     Sect. D, 5/F, Block A. Innotech Tower,
                 235 Nanjing Rd. Heping District, Tianjin 300052
                ---------------------------------------------------
                    (Address of principal executive offices)

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

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                          Page
                                                                         Number
PART I -
FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - September 30, 2004 (unaudited) and
           December 31, 2003 (audited)                                         3

           Unaudited Consolidated Statements of Income - For the
           three months and nine months ended September 30, 2004 and 2003      5

           Unaudited Consolidated Statements of Cash Flows- For the nine months
           ended September 30, 2004 and 2003                                   6

           Notes to (unaudited) Consolidated Financial Statements              8

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                                10

   Item 3. Controls and Procedures                                            12

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  12
  Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds
  Item 3.  Defaults Upon Senior Securities                                    12
  Item 4.  Submission of Matters to a Vote of Security Holders                12
  Item 5.  Other Information                                                  13
  Item 6.  Exhibits and Reports on Form 8-K                                   13

           Signatures                                                         13
           Certifications                                                     14

                                     Part I
                              Financial Information

Item 1. Financial Statements


ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(UNITED STATES DOLLARS)


                                                                                   September 30           December 31
                                                                                   -------------         -------------
                                                                                       2004                  2003
                                                                                   -------------         -------------

(Unaudited) (Audited)
ASSETS
CURRENT ASSETS
  Cash and Cash equivalents                                                        $19,204,031           $16,302,464
  Accounts receivable                                                                5,371,626                     -
  Inventories                                                                           34,226             1,214,182
  Other receivable                                                                   3,274,418             3,399,995
  Receivable due from related company                                                        -               617,825
  Receivable - Property sold                                                           632,530                     -
  Prepayments and deposits                                                             143,976               145,190
  Property held for sale                                                                     -             2,192,071
                                                                                   -------------        -------------

TOTAL CURRENT ASSETS                                                                28,660,807            23,871,727

FIXED ASSETS (NET)                                                                   6,032,117             6,416,341
  (net of accumulated depreciation of $2,328,054 in 2004
   and $1,943,831 in 2003
LAND USE RIGHTS (NET)                                                                5,006,740             5,193,039
                                                                                   -------------        -------------
   (net of accumulated amortization of $993,260 in 2004
    and $806,961 in 2003)
TOTAL ASSETS                                                                       $39,699,664           $35,481,107
                                                                                   =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                                                       $443,366              $503,857
   Accounts payable and accrued expenses                                             1,738,087             1,133,462
   Payable to related company                                                                -               205,957
   Amounts due to related parties                                                      286,267               417,617
                                                                                   -------------        -------------

TOTAL CURRENT LIABILITIES                                                            2,467,720             2,260,893
                                                                                   -------------        -------------

SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                                            -                     -
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 29,387,380  and 29,177,396 shares issued and
   outstanding at September 30, 2004 and December 31, 2003, respectively                29,387                29,177
   Paid - in capital                                                                 8,344,310             8,088,159
   Stock subscription receivable                                                      (10,176)              (10,176)
   Retained earnings                                                                28,868,423            25,113,054
                                                                                   -------------        -------------

TOTAL SHAREHOLDERS' EQUITY                                                          37,231,944            33,220,214
                                                                                   -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $39,699,664           $35,481,107
                                                                                   =============        =============



    The accompanying notes are an integral part of these financial statements

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNITED STATES DOLLARS)


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30                        September 30
                                             -----------------------------    ----------------------------------
                                                2004               2003           2004               2003
                                             ------------    -------------    --------------     ---------------
                                              (Unaudited)     (Unaudited)      (Unaudited)         (Unaudited)


SALES                                          $9,074,651       $     -         $15,215,482          $119,460

COST OF SALES                                   5,764,096             _           9,714,594                _
                                             -------------    --------------   ---------------    -------------

GROSS PROFIT                                    3,310,555             _           5,500,888          119,460

DEPRECIATION AND AMORTIZATION                     190,167       213,469             570,522          640,407

SELLING AND ADMINISTRATIVE EXPENSES               415,133       102,068           1,205,096          397,226

OTHER INCOME (EXPENSE)

  Interest Income                                  29,035            _               83,615                _

  Impairment Loss                                       _            _              (53,517)               _
                                             -------------    --------------   ---------------    ------------


NET INCOME BEFORE INCOME TAXES                  2,734,290      (315,537)          3,755,368         (918,173)

INCOME TAXES                                            _             _                   _                _
                                             -------------    --------------   ---------------    ------------

NET INCOME                                     $2,734,290     ($315,537)         $3,755,368        ($918,173)
                                             =============    ==============   ===============    ============

EARNINGS (LOSS) PER SHARE                           $0.09        ($0.01)              $0.13           ($0.03)
                                             =============    ==============   ===============    ============

Weighted average number of common
  shares outstanding
  Basic and diluted                            29,387,380     26,917,661         29,370,774       26,238,287
                                             =============    ==============   ===============    ============


    The accompanying notes are an integral part of these financial statements

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNITED STATES DOLLARS)

                                                                                          September 30
                                                                                2004                     2003
                                                                            (Unaudited)              (Unaudited)
                                                                           -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                      $ 3,755,369               ($918,172)
    Depreciation and amortization                                              570,523                 640,407
    Impairment loss                                                             53,517                       -
    Stock issued for services                                                   90,000                       -

    Other                                                                       27,200                       -
(Increase) decrease in assets:
    Inventories                                                              1,179,956                       -
    Deferred costs                                                                   -              (5,500,000)
    Accounts receivable                                                     (5,371,626)              4,483,855
    Other receivable                                                           125,577                       -
    Receivable due from related parties                                        617,825                       -
    Prepayment and deposit                                                       1,214                  (5,295)
Increase (decrease) in liabilities:
    Accounts payable for construction work                                           -                  54,578
    Accounts payable and accrued expenses                                      604,625                (98,370)

    Account payable to related parties                                       (131,350)                       -
    Advanced by related parties                                                      -                  26,703
    Account payable to related company                                       (205,957)                (36,902)
    Prepayments                                                                      -              1,060,241
                                                                       ------------- -              ---------
Net cash provided by (used in) operating activities                          1,316,873               (292,955)
                                                                             ---------               ---------
CASH FLOW FROM INVESTING ACTIVITIES
    Cash received from sale of property held for sale                        1,506,024                       -
                                                                             ---------         ---------------
Net cash provided by investing activities                                    1,506,024                       -
                                                                             ---------         ---------------
CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of common stock                                                         -               1,633,639
    Capital contributed                                                         78,670                       -

    Notes payable                                                                    -               (278,876)
                                                                       ---------------               ---------
    Net cash provided by financing activities                                   78,670               1,354,763
                                                                                ------               ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,901,567               1,061,808
    Cash and cash equivalents, beginning of period                          16,302,464               7,135,559
                                                                            ----------               ---------
    Cash and cash equivalents, at end of period                            $19,204,031              $8,197,367
                                                                           ===========              ==========
SUPPLEMENTARY CASH FLOWS DISCLOSURES
1. Interest paid                                                                     -                       -
    Taxes paid                                                                       -                       -


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

Item 3.    Controls and Procedures
As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.



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


                              ETERNAL TECHNOLOGIES GROUP, INC.


                              /s/ Jiansheng Wei
                              -------------------------------------
August 16, 2005               Jiansheng Wei,  Chief Executive Officer


                             /s/ Xingjian Ma
August 16, 2005              -------------------------------------
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

Date: August 16, 2005
                                            /s/ Jiansheng Wei
                                            Jiansheng Wei
                                            Chief Executive Officer

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

Date: August 16, 2005
                                            /s/ Xingjian Ma
                                            Xingjian Ma
                                            Chief Financial Officer

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

By: /s/ Jiansheng Wei
----------------------------
Name: Jiansheng Wei
Title: Chief Executive Officer
August 16, 2005

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

By: /s/ Xingjian Ma
----------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
August 16, 2005