Form 10QSB/A
period 2003-06-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2005-08-29
CIK 1096662

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

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                           62-1655508
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


          Suite 04-06, 28/F, Block A, Innotec Tower, 235 Nanjing Road,
                        Heping District, Tianjin, 300100
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                             (UNITED STATES DOLLARS)

                                     ASSETS


                                                            JUNE 30         December 31
                                                             2003              2002
                                                          -----------       -----------


(Unaudited) (Audited)
CURRENT ASSETS
  Cash and bank balances                                 $ 11,727,651      $ 7,135,559
  Inventories                                                 232,401          232,401
  Accounts receivable                                               -        4,483,855
  Receivable due from related company                         522,212          518,212
  Prepayments and deposits                                    149,607          146,715
                                                         ------------      -----------
TOTAL CURRENT ASSETS                                       12,631,871       12,516,742

FIXED ASSETS
  (net of accumulated depreciation of
  $1,623,677 in 2003 and $1,320,907 in 2002                 3,923,833        4,226,603
CONSTRUCTION IN PROGRESS                                    4,658,697        4,658,697
ESTIMATED FUTURE CONSTRUCTION COST UNDER
CONTRACT                                                    1,000,000        1,000,000
LAND USE RIGHTS
   (net of accumulated amortization of
   $682,788 in 2003 and $558,620 in 2002)                   5,317,212        5,441,380
                                                        -------------     ------------
TOTAL ASSETS                                             $ 27,531,613      $27,843,422
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable for construction                        $ 348,193      $  348,193
   Notes payable                                              782,733         782,733
   Estimated payable for construction
contracts not invoiced                                      1,000,000       1,000,000
   Accounts payable and accrued expenses                      789,658         711,572
   Payable to related company                                 151,379         156,265
  Deferred Revenue                                             91,084               -
 Amounts due to related parties                               321,583         291,193
                                                         ------------     -----------
TOTAL CURRENT LIABILITIES                                   3,484,630       3,289,956

SHAREHOLDERS' EQUITY

  Preferred shares - 5,000,000 authorized
$.001 par - none issued                                             -              -
   Common shares - 95,000,000 shares authorized,
   At $.001 par, 26,177,046 and 25,531,316 shares
   issued and outstanding at June 30, 2003 and
   December 31, 2002, respectively                             26,177         25,531
   Paid - in capital                                        6,012,325      5,825,735
   Retained earnings                                       18,008,481     18,702,200
                                                       --------------     ----------
TOTAL SHAREHOLDERS' EQUITY                                 24,046,983     24,553,466
                                                       --------------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 27,531,613    $27,843,422
                                                       ==============    ===========


                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (UNITED STATES DOLLARS)

                                                 Three Months Ended         Six Months Ended
                                                      June 30                   June 30
                                                --------------------      ---------------------
                                                 2003          2002       2003             2002
                                               -------        ------     ------           ------
                                             (Unaudited)    (Unaudited)(Unaudited)      (Unaudited)


SALES                                        $       -      $ 240,963   $ 28,376        $ 843,373

COST OF SALES                                        -        120,481          -          436,467
                                              ---------      ---------   ---------       ---------
GROSS PROFIT                                         -        120,482     28,376          406,906

DEPRECIATION AND AMORTIZATION                  213,469        288,267    426,938          436,607
RESEARCH AND DEVELOPMENT COSTS                       -              -          -        1,000,000
SELLING AND ADMINISTRATIVE
EXPENSES                                       161,147        361,526    295,157          428,973
                                              ---------     ----------  ---------       ---------
NET LOSS BEFORE INCOME TAXES                  (374,616)      (529,311)  (693,719)      (1,458,674)

INCOME TAXES                                         -              -          -                -
                                              ---------     ----------  ---------       ----------
NET LOSS                                    $ (374,616)    $ (529,311)  $(693,719)    $(1,458,674)
                                              =========     ==========  =========       ==========
EARNINGS PER SHARE
  Basic and diluted
  Net loss                                     $ (0.01)    $    (0.02)    $ (0.03)        $ (0.06)

Weighted average number of common
  shares outstanding
  Basic and diluted                         26,119,233     25,531,316 * 25,892,971     25,531,316
                                            ===========    ===========  ==========     ===========

Note
 *Number of shares outstanding the date of the merger for comparison only.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                               June 30
                                                  ---------------------------
                                                    2003               2002
                                                  ----------         --------

(Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $ (693,719)        $(1,458,674)
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortizatio                  426,938             436,607
(Increase) decrease in assets:
     Inventories                                         -            (190,038)
     Accounts receivable                         4,483,855           1,975,904
     Receivable due from related parties            (4,000)             68,218
     Prepayments and deposits                       (2,892)             18,192
Increase (decrease) in liabilities:
     Accounts payable for construction work              -          (2,557,615)
     Accounts payable and accrued expenses          78,086              94,843
     Amounts advanced by related parties            30,390              64,500
     Account payable to related company             (4,886)         (1,715,663)
     Deferred Revenue                               91,084                   -
                                                 ----------        ------------
     Net cash provided by operating
activities                                       4,404,856          (3,263,726)
                                                 ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets
                                                        -             (905,665)
     Construction in progress                           -             (639,510)
                                                  ----------        -----------
   Net cash used by investing activities                -           (1,545,175)
                                                  ----------        -----------
CASH FLOWS FROM FINANCING ACTIVIES
    Issuance of capital shares                     187,236               9,000
                                                  ----------        -----------
NET INCREASE IN CASH AND
     BANK BALANCES                               4,592,092          (4,799,901)

     Cash and bank balances, beginning
of period                                        7,135,559           7,753,452
                                                 -----------        -----------
     Cash and bank balances, at end
of period                                      $11,727,651        $  2,953,551
                                               =============        ===========
SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid
                                                         -                  -
   Taxes paid
                                                         -                  -
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

Three Months Ended June 30, 2003 As compared to Three months Ended June 30, 2002

Revenues -

Revenues decreased by $241,063 or by 100% to $0 for the three months ended June 30, 2003 from $240,963 for the three months ended June 30, 2002. As a general rule, because of the seasonality of the company's business, it has little or no revenue in the quarterly period ended June 30.

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


Net Income (Loss)

As a result of the foregoing, the Company incurred a net operating loss of $374,616 for the three months ended June 30, 2003 compared to a net loss of $529,311 for the three months ended March 31, 2002.


Six Months Ended June 30, 2003 As Compared to Six Months Ended June 30, 2002.


Revenues -

Revenues decreased by $814,997 or 97% to $28,376 for the six months ended June 30, 2003 from $843,373 for the six months ended June 30, 2002. The decrease was primarily due to sales made in 2001, but delivery did not take place until 2002. Without this aberration, revenues for 2003 would have been slightly lower than 2002.

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


Net Income (Loss) -

Net loss decreased by $764,955 or 52% to $693,719 for the six months ended June 30, 2003 from a loss of $1,458,674 at June 30, 2002. This is primarily the result of decreased expenditures for research and development.


Liquidity and Capital Resources -

The Company hade $11,727,651 in cash at June 30, 2003 compared to $7,135,559 at June 30, 2002. The Company's working capital is $9,147,241 at June 30, 2003 compared to $9,226,786 at December 31, 2002.

Cash flows from operating activities totaled $4,404,856 for the six months ended June 30, 2003. This compares with cash used in operating activities of $3,263,726 for the six months ended June 30, 2002. This is the result of a decrease in net loss by $764,955 and collection of all trade receivables outstanding at December 31, 2002 of $4,483,855.


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


                                       ETERNAL TECHNOLOGIES GROUP, INC.


                                        /s/
                                         -------------------------------------
August 29, 2005                         Jiansheng Wei, Chief Executive Officer


                                        /s/
August 29, 2005                        -------------------------------------
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


Date:
                                            -----------------------
                                            Jiansheng Wei
                                            Chief Executive Officer

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


Date:
                                            -----------------------
                                            Xingjian Ma
                                            Chief Financial Officer