Form 10QSB/A
period 2003-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2005-08-29
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 2

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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)


  ASSETS
                                                                        September 30              December 31
                                                                           2003                      2002
                                                                      ---------------           ---------------


(Unaudited) (Audited)
CURRENT ASSETS
  Cash and bank balances                                                 $ 8,197,367               $ 7,135,559
  Inventories                                                                232,401                   232,401
  Deferred costs                                                           5,500,000                         -
  Accounts receivable                                                              -                 4,483,855
  Common stock subscribed                                                     36,118                         -
  Receivable due from related company                                        518,212                   518,212
  Prepayments and deposits                                                   152,010                   146,715
                                                                      ---------------           ---------------

TOTAL CURRENT ASSETS                                                      14,636,108                12,516,742


FIXED ASSETS
  (net of accumulated depreciation of $1,775,062 in 2003
   and $1,320,907 in 2002                                                  3,772,448                 4,226,603
CONSTRUCTION IN PROGRESS                                                   4,658,697                 4,658,697
ESTIMATED FUTURE CONSTRUCTION COST UNDER CONTRACT                          1,000,000                 1,000,000
LAND USE RIGHTS
   (net of accumulated amortization of $744,873 in 2003
    and $558,620 in 2002)                                                  5,255,128                 5,441,380
                                                                      ---------------           ---------------

TOTAL ASSETS                                                           $ 29,322,381              $  27,843,422
                                                                      ===============           ===============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable for construction                                       $ 402,771                 $ 348,193
   Notes payable                                                             503,857                   782,733
   Estimated payable for construction contracts not invoiced               1,000,000                 1,000,000
   Accounts payable and accrued expenses                                     613,202                   711,572
   Deferred Revenue                                                        1,151,325                         -
   Payable to related company                                                119,363                   156,265
   Amounts due to related parties                                            317,896                   291,193
                                                                      ---------------           ---------------

TOTAL CURRENT LIABILITIES                                                  4,108,414                 3,289,956
                                                                      ---------------           ---------------
SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued                                                                  -                         -
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 28,474,475  and 25,531,316 shares issued and
   outstanding at September 30, 2003 and December 31, 2002, respectively      28,474                    25,531
   Paid - in capital                                                       7,492,549                 5,825,735
   Retained earnings                                                      17,692,944                18,702,200
                                                                      ---------------           ---------------
TOTAL SHAREHOLDERS' EQUITY                                                25,213,967                24,553,466
                                                                      ---------------           ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 29,322,381               $27,843,422
                                                                      ===============           ===============

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (UNTIED STATES DOLLARS)


                                                         Three Months Ended                Nine Months Ended
                                                           September 30                     September 30
                                                    ------------------------------   ------------------------------
                                                      2003                2002         2003              2002
                                                    ----------         -----------   ----------        ------------
                                                   (Unaudited)         (Unaudited)  (Unaudited)        (Unaudited)


SALES                                                      $ -             $ -        $  28,376       $ 843,373

COST OF SALES                                                -               -                -         436,467
                                                 --------------  --------------   --------------  --------------

GROSS PROFIT                                                 -               -        $  28,376         406,906


DEPRECIATION AND AMORTIZATION                          213,469         250,432          640,407         687,039
RESEARCH AND DEVELOPMENT COSTS                               -               -                -       1,000,000
SELLING AND ADMINISTRATIVE EXPENSES                    102,068          80,645          397,226         509,618

                                                 --------------  --------------   --------------  --------------

NET LOSS BEFORE INCOME TAXES                          (315,537)       (331,077)      (1,009,257)     (1,789,751)

INCOME TAXES                                                 -               -                -               -
                                                 --------------  --------------   --------------  --------------

NET LOSS                                            $ (315,537)     $ (331,077)     $(1,009,257)   $ (1,789,751)
                                                 ==============  ==============   ==============  ==============


EARNINGS PER SHARE
  Basic and diluted
  Net loss                                              ($0.01)        $ (0.01)          ($0.03)        $ (0.07)
                                                        =======        ========          =======        ========

Weighted average number of common
  shares outstanding
  Basic and diluted                                 26,917,661      25,531,316 *     26,238,287      25,531,316 *
                                                 ==============  ==============   ==============  ==============



Note
 *Number of shares outstanding the date of the merger for comparison only.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                               SEPTEMBER 30
                                                        ---------------------------
                                                          2003                2002
                                                        ----------        ---------
                                                       (Unaudited)

(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $(1,009,257)     $(1,458,674)
Adjustments to reconcile net income to                            -
   net cash provided by operating activities:                     -
     Depreciation and amortization                          640,407          436,607
(Increase) decrease in assets:                                    -
     Inventories                                                  -         (190,038)
     Deferred costs                                      (5,500,000)               -
     Accounts receivable                                  4,483,855        1,975,904
     Receivable due from related parties                          -           68,218
     Prepayments and deposits                                (5,295)          18,192
Increase (decrease) in liabilities:
     Accounts payable for construction work                  54,578       (2,557,615)
     Notes payable                                                                 -
     Accounts payable and accrued expenses                  (98,370)          94,843
     Amounts advanced by related parties                     26,703           64,500
     Account payable to related company                     (36,902)      (1,715,663)
     Deferred Revenue                                     1,151,325                -
                                                      --------------    -------------

     Net cash provided by operating activities             (292,956)     (3,263,726)
                                                      --------------    -------------
                                                                         -
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                               (905,665)
     Construction in progress                                     -         (639,510)

                                                       --------------    -------------
   Net cash used by investing activities                          -       (1,545,175)
                                                       --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital shares                            1,633,639            9,000
    Payments on Notes Payable                              (278,876)
                                                      --------------    -------------
    Net cash provided by financing activities             1,354,763

NET INCREASE IN CASH AND
     BANK BALANCES                                        1,061,808       (4,799,901)

     Cash and bank balances, beginning of period          7,135,559        7,753,452
                                                      --------------    -------------
     Cash and bank balances, end of period                8,197,367        2,953,551
                                                      ==============    =============

SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                                  -                -
   Taxes paid                                                     -                -

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

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002.

Revenues -

Revenues decreased by $814,997 or 97% to $28,376 for the nine months ended September 30, 2003 from $843,373 for the nine months ended September 30, 2002. The decrease was primarily due to sales made in 2001, but delivery of which did not take place until 2002. Without this aberration, revenues for 2003 would have been slightly higher than those of 2002.

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

Net Income (Loss) -

As a result of the foregoing, the net loss decreased by $780,494 or 44% to $1,009,257 for the nine months ended September 30, 2003 from a loss of $1,789,751 at September 30, 2002. This reduction is the result of decreased expenditures for research and development.

Liquidity and Capital Resources -

The Company had $8,197,367 in cash at September 30, 2003 compared to $3,104,761 at September 30, 2002. The Company's working capital was $10,527,694 at September 30, 2003 compared to $9,226,786 at December 31, 2002.

Cash used in operating activities totaled $292,956 for the nine months ended September 30, 2003. This compares with cash used in operating activities of $3,263,726 for the nine months ended September 30, 2002. The reduction is the use of cash resulted from a decrease in the net operating loss by $449,417, the collection of all trade receivables outstanding at December 31, 2002 of $4,483,855, an increase in deferred costs of $5,500,000, an increase in deferred revenue of $1,151,325 a decrease in liabilities of $332,867.

There were no investing activities by the Company during the nine months ended September 30, 2003. During the corresponding period of the prior year the Company used $1,545,173 in investing activities for the purchase of fixed assets and for construction costs.

Cash flows from financing activities totaled $1,354,763 for the nine months ended September 30, 2003 compared to $9,000 for the corresponding period in 2002. All cash flows from financing activities for 2002 were from the sale of the Company's common stock. A total of 647,146 warrants for the purchase of common stock were issued during the third quarter of 2003. The exercise price on these warrants is $1.54 per share. The warrants are exercisable for a period of five years with the expiration dates ranging from September 4, 2008 to October 8, 2008. The warrants include certain registration rights and have a cashless exercise provision. The Company paid $278,876 in cash during the nine month period ended September 30, 2003 to reduce the principal outstanding on notes payable.

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

Prepayments Liability -

The prepayment liability of $1,151,325 is for an advance payment from the sale of a sheep embryo transfer contract. According to the sales contract, the total amount is $1,518,072 and the prepayment is 70% of the total amount. The contract should be concluded during the fourth quarter of the current fiscal year. The remaining $91,084 represents a prepayment for embryo transfers to be performed in the 4th quarter.

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

                                 ETERNAL TECHNOLOGIES GROUP, INC.


                                  /s/ Jiansheng Wei
                                 -------------------------------------
August 29, 2005                  Jiansheng Wei, Chief Executive Officer


                                 /s/ Xingjian Ma
August 29, 2005                 -------------------------------------
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



Date: August 29, 2005                /s/ Jiansheng Wei
                                      -------------------------------------
                                      Jiansheng Wei, Chief Executive Officer

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

By: /s/ Jiansheng Wei
--------------------------
Name: Jiansheng Wei
Title: Chief Executive Officer

August 29, 2005

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



Date: August 29, 2005               /s/ Xingjian Ma
                                    ---------------------------------
                                    Xingjian Ma, Chief Financial Officer

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

By: /s/Xingjian Ma
----------------------------
Name: Xingjian Ma
Title: Chief Financial Officer
August 29, 2005