Form 10QSB
period 2005-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2005-11-15
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
                    _________________________________________
             (Exact name of registrant as specified in its charter)


        Nevada                                                   62-1655508
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                     Sect. D, 5/F, Block A. Innotech Tower,
                 235 Nanjing Rd. Heping District, Tianjin 300052
                    ________________________________________
                    (Address of principal executive offices)

                               011-86-22-2721-7020
                               __________________
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

As of November 14, 2005, 39,683,407 shares of Common Stock of the issuer were outstanding.

                                TABLE OF CONTENTS

                        ETERNAL TECHNOLOGIES GROUP, INC.

                          Part I. Financial Information




Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets at September 30, 2005 (Unaudited ) and                   3
                 December 31, 2004 (audited)


               Unaudited Consolidated Statements of Operations for the three and nine
                    Months ended September 30, 2005 and 2004                                        4


               Unaudited Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 2005 and 2004                                                     5

               Notes to the Unaudited Consolidated Financial Statements                             7

Item 2.   Management's Discussion and Analysis or Plan of Operation                                 11

Item 3.    Controls and Procedures                                                                  13

                                                  Part II. Other Information

Item 1.    Legal Proceedings                                                                        14


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                             14


Item 3.     Defaults Upon Senior Securities                                                         14


Item 4.     Submission of Matters to a Vote of Security Holders                                     14


Item 5.     Other Information                                                                       14


Item 6.     Exhibits                                                                                14

         Signatures                                                                                 15


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                        ETERNAL TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                       (Amounts in United States Dollars)
----------------------------------------------------------------------------
----------------------------------------------------------------------------

                                                                             September 30,       December 31,
                                                                                 2005                2004
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------
                                      ASSETS                                  (Unaudited)


 CURRENT ASSETS

     Cash and Cash equivalents                                             $      24,164,917   $      27,473,354
     Accounts receivable                                                           9,144,701           1,538,313

     Inventories                                                                     374,845             621,307

     Prepayments and deposits                                                            617                 602
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------


       Total current assets                                                       33,685,080          29,633,578

 FIXED ASSETS, net of accumulated depreciation of

     $2,840,324 and $2,456,122 at September 30, 2005 and                           6,921,188           5,904,050
     December 31, 2004, respectively
 LAND USE RIGHTS, net of accumulated amortization
     of $1,241,660 and $1,055,361at September 30, 2005 and

     December 31, 2004, respectively                                               4,869,758           4,944,639
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------


         Total assets                                                      $      45,476,026   $      40,482,265
                                                                           ==================  ==================
                                                                           ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

     Notes Payable and convertible debt                                    $         716,495   $         443,366

     Accounts payable and accrued liabilities                                      1,569,280           1,526,595

     Amounts due to related parties                                                  413,190             272,465
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------


       Total current liabilities                                                   2,698,965           2,242,426
                                                                           ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
     Preferred shares - $0.001 par value, 5,000,000

       authorized, none issued or outstanding                                              -                   -
     Common shares - $0.001 par value; 95,000,000
       authorized; 30,679,630 shares issued and

       outstanding                                                                    30,913              30,679

     Additional paid - in capital                                                 10,265,326           9,740,830

     Subscription receivable                                                         -10,176            (10,176)

     Retained earnings                                                            31,496,500          28,478,506
                                                                           -----------------  ------------------
                                                                           -----------------  ------------------
    Cumulative Translation Adjustment                                                994,498                   -
                                                                             ----------------
                                                                             ----------------
       Total stockholders' equity                                                 42,777,061
                                                                                                      38,239,839
                                                                           ------------------  ------------------


         Total liabilities and stockholders' equity                        $      45,476,025   $      40,482,265
                                                                           ==================  ==================


   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                        ETERNAL TECHNOLOGIES GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
     For the three months and nine months ended September 30, 2005 and 2004
                       (Amounts in United States Dollars)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                     Three Months Ended            Nine Months Ended
                                                 ---------------------------- ----------------------------
                                                 ----------------------------
                                                  September    September 30,  September 30,   September
                                                     30,                                         30,
                                                     2005          2004           2005           2004
                                                 ------------- -------------- -------------- -------------
                                                 ------------- -------------- -------------- -------------


SALES                                            $  5,026,968  $   9,074,651  $  17,292,310  $ 15,215,483

COST OF SALES                                       3,512,402      5,764,096     12,576,696     9,714,594
                                                 ------------- -------------- -------------- -------------

GROSS PROFIT                                        1,514,566      3,310,555      4,715,614     5,500,888

DEPRECIATION AND
   AMORTIZATION                                       193,619        190,167        574,574       570,522

SELLING, AND
   ADMINISTRATIVE EXPENSES                            294,917        415,133      1,207,100     1,205,096
                                                 ------------- -------------- -------------- -------------
                                                ----------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest Income                                        42,278         28,765        139,206        83,615
                                                 ------------- -------------- -------------- -------------

Interest expense                                            -              -        -55,152             -
Impairment Loss                                             -              -              -       -53,517
                                                   -----------   ------------   ------------   -----------
                                                   -----------   ------------   ------------   -----------

NET INCOME BEFORE INCOME TAXES                   $  1,068,308  $   2,734,020      3,017,994     3,755,368
                                                 ============= ============== ============== =============

INCOME TAXES                                                -              -              -             -
                                                 $             $
                                                 ============= ============== ============== =============
                                                 ============= ============== ============== =============

NET INCOME                                          1,068,308      2,734,020      3,017,994     3,755,368
                                                   ============  ============                  ===========
                                                                              ===============

EARNINGS PER SHARE
Basic and diluted                                        0.03           0.09           0.10          0.13
                                                   ===========   ============   ============   ===========
                                                   ===========   ============   ============   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and diluted                                  30,733,058     29,337,381     30,696,630    29,362,380
                                                   ===========   ============   ============   ===========
                                                   ===========   ============   ============   ===========



         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNITED STATES DOLLARS)

                                                                                        September 30
                                                                      -------------------------------------------------
                                                                             2005                         2004
                                                                      --------------------        ---------------------
                                                                          (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                              $            3,017,994      $             3,755,369

    Depreciation and amortization                                                 574,574                      570,523

    Beneficial feature of convertible notes                                        54,764

    Stock issued for service                                                      193,831                       90,000

    Impairment loss                                                                     -                       53,517

(Increase) decrease in assets:

    Inventories                                                                   246,462                    1,179,956

    Accounts receivable                                                        (7,606,388)                  (5,371,626)

    Other receivable                                                                    -                      125,577

    Receivable from related company                                                     -                      617,825

    Prepayments and deposits                                                         (15)                        1,214

Increase (decrease) in liabilities:

    Accounts payable and accrued expenses                                         261,053                      604,625

    Account payable to related parties                                            140,725                    (131,350)

    Account payable to related company                                                  -                    (205,957)

                                                                      --------------------        ---------------------
Net cash provided by (used in) operating activities                           (3,117,004)                    1,289,673
                                                                      ====================        =====================

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of fixed assets                                                (1,516,830)
    Cash received from property held for sale                                           -                    1,506,024
                                                                      --------------------        ---------------------

Net cash provided by investing activities                                     (1,516,830)                    1,506,024
                                                                      ====================
                                                                                                  =====================

CASH FLOW FROM FINANCING ACTIVITIES

    Capital contributed                                                           330,899                       78,670

                                                                      --------------------
Net cash provided by financing activities                                         330,899                       78,670
                                                                      ====================        =====================

Effect of exchange rates on cash balances                                         994,498

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (3,308,437)                    2,901,567
                                                                      ====================        =====================

    Cash and bank balances, beginning of period                                27,473,354                   16,302,464
                                                                      --------------------        ---------------------

    Cash and bank balance, at end of period                        $           24,164,917      $            19,204,031
                                                                      ====================        =====================

SUPPLEMENTARY CASH FLOWS DISCLOSURES
    Interest paid                                                                       -                            -
    Tax paid                                                                            -                            -

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Background and Critical Accounting Policies

Eternal Technologies Group, Inc., ("Company"), formerly known as Waterford Sterling Corporation, completed an acquisition of all the issued and outstanding stock of Eternal Group Limited and Subsidiaries on December 12, 2002. The Company treated the transaction as a reverse merger for accounting purposes. Following the acquisition, the former shareholders of Eternal Technology Group Limited, a British Virgin Islands limited liability company, controlled approximately 85% of the issued and outstanding common shares of Eternal Technologies Group Inc.

Eternal Phoenix Company Limited was incorporated in the British Virgin Islands with limited liability on March 3, 2000. Pursuant to a resolution passed on September 17, 2000 Eternal Phoenix Company Limited changed its name to ETERNAL TECHNOLOGY GROUP LTD., ("Eternal"). Eternal is a holding company for investments in operating companies.

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

     Foreign currency translation

The Company's reporting currency is the US$. The Company maintains no material accounts in currency of the United States of America. One of the subsidiaries maintain their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the financial statements of amounts from RMB into US$ has been made at the single rate of exchange on December 31, 2004 and 2003 of US 1.00: RMB 8.30 and on September 30, 2005 of US100:RMB 8.10. No representation is made the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2004 or 2003 or at any other date.

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

     Recent accounting pronouncements

In November 2004, FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after September 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact

2.   Condensed Financial Statements and Footnotes

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

In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005, the results of operations for the three and six months ended September 30, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.   Cash and Cash Equivalents

At September 30, 2005, the Company maintains bank accounts in the PRC of approximately $21,329,840, and substantially the entire amount is to be exclusively used for operations in the PRC.

4.   Public Relations Agreement

On February 1, 2005, the Company entered into a six-month public relations agreement with Empire Relations Group, Inc. (ERG). As consideration for public relations services, the Company compensated ERG with 150,000 shares subject to Rule 144. For the three-month period ended September 30, 2005, the Company expensed $79,500 associated with this agreement.

5.   Notes Payable

The Company's promissory notes payable are in default at September 30, 2005 and the holder of the notes has filed suit for payment of the notes. The Company believes it has meritorious defenses to the lawsuit related to the notes.

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

The tax holiday resulted in tax savings that account for substantially the entire difference between the income tax provision that would be expected using United States federal statutory tax rates and the tax provision of zero for the three and six months ended September 30, 2005 and 2004.

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

8.   Related Party Transactions

During  the  three  and  six  months  ended  the  Company   engaged  in  various
transactions with related parties as follows:

                                             Three Months Ended           Nine Months Ended
                                            ---------------------        ---------------------
                                            ---------------------
                                               September 30,                September 30,
                                                    2005                         2005


                                            ---------------------        ---------------------
                                            ---------------------        ---------------------
                                                        $ 98,087                    $ 441,298

     Common stock sold by officers/
     directors
      directors with proceeds contributed
      to the company for payment of
      operating expenses

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company's business is seasonal. Accordingly, the results of operations for the three and nine month periods ended September 30, 2005 are not indicative of the results for any other quarter, period or for the fiscal year.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended September 30, 2005 and 2004.

Three Months Ended September 30, 2005 Compared to the Three months Ended September 30, 2004

Revenues -

Revenues for the three months ended September 30, 2005 decreased by $4,047,683 or 44.6% to $5,026,968 from $9,074,651 for the corresponding period of the prior year. This decrease resulted from a decrease in the sale of lamb meat of $2,877,600, in cattle embryo transfers of $1,518,951 and the sale of sheep of $92,723 which was partially offset by an increase in sheep embryo transfers of $441,609.

Cost of Sales -

Cost of sales for the three months ended September 30, 2005 decreased by $2,251,681 to $3,512,402 from $5,764,096 for the corresponding period of the prior year. This decrease resulted from a decrease in the costs of lamb meat of $2,049,236 of cattle embryo transfers of $461,730 and sheep purchases of $108,723 which was partially offset by an increase in sheep embryo transfer costs of $368,008. The gross profit margin from the sale of mutton was 28.7%, the gross profit (loss) margin from the sale of sheep was (17.3%) and the gross profit margin on embryo transfers was 43.9%.

Depreciation and Amortization -

Depreciation and amortization expenses were essentially unchanged compared with the corresponding period of the prior year, increasing by $3,452 to $193,619 for the three months ended September 30, 2005 compared to the corresponding period of the prior year. The increase resulted because of increased assets being depreciated.

Selling and Administrative Expenses -

Selling and administrative expenses decreased by $120,216 or 28.9% to $294,917 from $415,133 for the corresponding period of the prior year. This decrease resulted from a decrease in penalty expense of $93,878 and a decrease in management expenses of $23,329 which was offset by small decreases in other categories.

 Other Income (Expense)

For the three months ended September 30, 2005 the company experienced an increase in interest income of $13,513 or 46.9% to $42,278 from $28,765. The increase is attributable to an increase in interest rates and the Company keeping a larger percentage of it's cash in interest bearing accounts.

As a result of the foregoing, the company had net income of $1,068,308 or $.03 per share for the three months ended September 30, 2005 compared to net income of $2,734,020 or $.09 per share for the corresponding period of the prior year.

Nine Months Ended September 30, 2005 As Compared to Nine Months Ended September 30, 2004.

Revenues

Revenues for the nine months ended September 30, 2005 increased by $2,076,828 or 13.6% to $17,292,310 from $15,215,482 for the corresponding period of the prior year. This increase is attributable to an increase in cattle and sheep embryo transplants of $2,128,056 and in roll mutton of $6,140,878 which was partially offset by a decrease in the sale of lamb meat of $6,326,477.

Cost of Sales -

Cost of sales for the nine months ended September 30, 2005 increased by $2,862,070 or 29.5% to $12,576,696 from $9,714,594 for the corresponding period of the prior year. This increase resulted from an increase in the costs of cattle embryo transfers of $2,177,574, of sheep embryos or $364,025 and roll mutton of $4,622,992. The increase was partially offset by a corresponding decrease in the cost of embryos of $5,600. The gross profit margin on the transfer of cattle embryos was 30.6%, the gross profit margin from the sale of mutton was 28.6% and the gross profit margin from the sale of roll mutton was 24.7%.

Depreciation and Amortization -

Depreciation and amortization expenses were essentially unchanged compared with the corresponding period of the prior year increasing by $4,052 for the nine months ended September 30, 2005 compared to the corresponding period of the prior year. The increase resulted because of increased assets being depreciated.

Selling and Administrative Expenses -

Selling and administrative expenses increased by $2,004 for the nine months ended September 30, 2005 to $1,207,100 virtually unchanged from the $1,205,096 for the corresponding period of the prior year. The increase was largely due to an increase in marketing expense which was offset by reductions in office salaries and professional fees.

 Other Income (Expense)

For the nine months ended September 30, 2005 the company had interest income of $139,206, an increase of $55,591 from the $83,615 for the corresponding period of the prior year. The increase is attributable to an increase in interest rates and the Company keeping a larger percentage of it's cash in interest bearing accounts.

Interest expense was $55,152 for the nine months ended September 30, 2005, due to the Company issuing convertible debentures with a beneficial conversion feature to settle penalties for not timely meeting filing and effectiveness deadlines for a registration statement. The interest expense relates to the amortization of the beneficial conversion feature. There was no interest expense for the corresponding period of 2004.

The Company recorded an impairment loss for the nine month period ended September 30, 2004 of $53,517. There was no impairment loss recorded for the nine month period ended September 30, 2005.

As a result of the foregoing, the Company had net income of $3,017,994 or $.10 per share for the nine months ended September 30, 2005 compared to net income of $3,755,368 or $.13 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash and cash equivalents of $24,164,917 and working capital of $30,948,076. This compares with cash and cash equivalents of $27,473,354 and working capital of $27,436,168 as of December 31, 2004.

Cash used in operating activities totaled $3,117,004 for the nine months ended September 30, 2005. This compares with cash provided from operating activities of $1,289,673 for the corresponding period of the prior year. This decrease resulted from a decrease in net income of $737,376 and non-cash expenses of $252,643 and changes to the current accounts which was partially offset by an impairment loss in the prior year of $53,517 and other non cash-changes.

Cash used in investing activities totaled $1,272,108 during the nine months ended September 30,2005 compared to $1,506,024 provided by investment activities for the nine months ended September 30, 2004. All of the cash from investing activities during the nine months ended September 30, 2004 was from the sale of property. All of the cash used in investment activities during the nine months ended September 30, 2005 was for the purchase of fixed assets.

Cash provided from financing activities for the nine months ended September 30, 2005, totaled $330,899 all from contributed capital. This compares with cash provided from financing activities of $78,670 for the nine months ended September 30, 2004, again all from contributed capital.

At September 30, 2005, the Company had notes payable of $443,366. These notes are currently the subject of litigation where the Company is challenging their validity.

Although the Company has a cash and bank balance of $21,329,840, it has all been designated by management for expansion of its operations within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out is business objectives outside the PRC for the next twelve (12) months.

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


                                        PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.

As of September 30, 2005, we were a party to two legal proceedings. The first is a lawsuit brought by Limestreet Securities. This cause of action seeks payment of $500,942 on two outstanding promissory notes plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was filed in Federal Court in the Eastern District of Louisiana. The Company challenged the venue of this action and was granted a motion to transfer for lack of jurisdiction/improper venue. The cause of action has now been transferred to Federal Distirict Court for the Southern District of Texas in Houston, Texas. The Company intends to challenge the validity of these notes.

The second cause of action was filed in State Court in New York City by Bristol Investments Limited against the company and is seeking the payment of the penalty due under their original investment for failure to have a registration effective within a stated period of time. Bristol is currently seeking $53,000 in principal plus penalties, interest and attorney fees. Bristol has refused a settlement offer of a convertible promissory note and continues to pursue the litigation. While the Company acknowledges the principal, it believes that it has valid defenses to the remaining claims for compensation.

As of November 14, 2005 we are not a party to any other pending litigation and were not aware of any threatened litigation.

 Item 2. Changes in Securities

During the three month period ended September 30, 2005 we issued 233,901 shares of common stock all for the conversion of a portion of our outstanding convertible notes.

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


                                       ETERNAL TECHNOLOGIES GROUP, INC.


                                      /s/
                                       -------------------------------------
November 14,  2005                     Jiansheng Wei,  Chief Executive Officer


                                      /s/
November 14,  2005                      -------------------------------------
                                      Shen Zheng, Chief Financial Officer

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

Date: November 14, 2005
                                            _______________________
                                            Jiansheng  Wei
                                            Chief Executive Officer

                                                                 Exhibit 31.2

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUNAT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Shen Zheng, certify that:

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

Date: November 14, 2005
                                            _______________________
                                            Shen Zheng
                                            Chief Financial Officer

                                                                    Exhibit 32.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Jiansheng Wei, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/
----------------------------
Name: Jiansheng Wei
Title: Chief Executive Officer
November 14, 2005

                                  Exhibit 32.1
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Shen Zheng, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Eternal Technologies Group, Inc. on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Eternal Technologies Group, Inc.

By: /s/
----------------------------
Name: Shen Zheng
Title: Chief Financial Officer
November 14, 2005