Form 10QSB/A
period 2005-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2005-12-19
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                Amendment No. 1


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

                                TABLE OF CONTENTS

                        ETERNAL TECHNOLOGIES GROUP, INC.

                          Part I. Financial Information




Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets at September 30, 2005 (Unaudited ) and                   3
                 December 31, 2004 (audited)


               Unaudited Consolidated Condensed Statements of Operations for the three and nine
                    Months ended September 30, 2005 and 2004                                        4


               Unaudited Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 2005 and 2004                                                     5

               Notes to Unaudited Consolidated Financial Statements                                 7

Item 2.   Management's Discussion and Analysis or Plan of Operation                                11

Item 3.    Controls and Procedures                                                                 13

                           Part II. Other Information

Item 1.    Legal Proceedings                                                                       14


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                            14


Item 3.     Defaults Upon Senior Securities                                                        14


Item 4.     Submission of Matters to a Vote of Security Holders                                    14


Item 5.     Other Information                                                                      14


Item 6.     Exhibits                                                                               14

         Signatures                                                                                15


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                        ETERNAL TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                       (Amounts in United States Dollars)
----------------------------------------------------------------------------

                                                                   September 30,       December 31,
                                                                       2005                2004
                                                                 ------------------  ------------------
                                      ASSETS                        (Unaudited)


 CURRENT ASSETS

     Cash and Cash equivalents                                   $      24,164,917   $      27,473,354
     Accounts receivable                                                 9,144,701           1,538,313

     Inventories                                                           374,845             621,307

     Prepayments and deposits                                                  617                 602
                                                                 ------------------  ------------------
                                                                 ------------------  ------------------


       Total current assets                                             33,685,080          29,633,576

 FIXED ASSETS, net of accumulated depreciation of

     $2,840,324 and $2,456,122 at September 30, 2005 and                 6,921,188           5,904,050
     December 31, 2004, respectively
 LAND USE RIGHTS, net of accumulated amortization
     of $1,241,660 and $1,055,361at September 30, 2005 and

     December 31, 2004, respectively                                     4,869,758           4,944,639
                                                                 ------------------  ------------------
                                                                 ------------------  ------------------


         Total assets                                            $      45,476,026   $      40,482,265
                                                                 ==================  ==================
                                                                 ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

     Notes Payable and convertible debt                          $         716,495   $         443,366

     Accounts payable and accrued liabilities                            1,569,280           1,526,595

     Amounts due to related parties                                        413,190             272,465
                                                                 ------------------  ------------------
                                                                 ------------------  ------------------


       Total current liabilities                                         2,698,965           2,242,426
                                                                 ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
     Preferred shares - $0.001 par value, 5,000,000

       authorized, none issued or outstanding                                    -                   -
     Common shares - $0.001 par value; 95,000,000
       authorized; 30,679,630 shares issued and

       outstanding                                                          30,913              30,679

     Additional paid - in capital                                       10,265,326           9,740,830

     Subscription receivable                                               (10,176)            (10,176)

     Retained earnings                                                  31,496,500          28,478,506
                                                                    --------------  ------------------
    Cumulative Translation Adjustment                                      994,498                   -
                                                                    --------------  ------------------
       Total stockholders' equity                                       42,777,061          38,239,839
                                                                    --------------  ------------------

         Total liabilities and stockholders' equity                $    45,476,026   $      40,482,265
                                                                    ==============  ==================


   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                        ETERNAL TECHNOLOGIES GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
     For the three months and nine months ended September 30, 2005 and 2004
                       (Amounts in United States Dollars)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                     Three Months Ended            Nine Months Ended
                                                 ---------------------------- ----------------------------
                                                 ----------------------------
                                                  September    September 30,  September 30,   September
                                                     30,                                         30,
                                                     2005          2004           2005           2004
                                                 ------------- -------------- -------------- -------------
                                                 ------------- -------------- -------------- -------------


SALES                                            $  5,026,968  $   9,074,651  $  17,292,310  $ 15,215,482

COST OF SALES                                       3,512,402      5,764,096     12,576,696     9,714,594
                                                 ------------- -------------- -------------- -------------

GROSS PROFIT                                        1,514,566      3,310,555      4,715,614     5,500,888

DEPRECIATION AND
   AMORTIZATION                                       193,619        190,167        574,574       570,522

SELLING, AND
   ADMINISTRATIVE EXPENSES                            294,917        415,133      1,207,100     1,205,096
                                                 ------------- -------------- -------------- -------------
                                                ----------------------------------------------------------
OTHER INCOME (EXPENSE)
    Interest Income                                    42,278         28,765        139,206        83,615
                                                 ------------- -------------- -------------- -------------

    Interest expense                                        -              -        -55,152             -
    Impairment Loss                                         -              -              -       -53,517
                                                   -----------   ------------   ------------   -----------
                                                   -----------   ------------   ------------   -----------

NET INCOME BEFORE INCOME TAXES                   $  1,068,308  $   2,734,020      3,017,994     3,755,368
                                                 ============= ============== ============== =============

INCOME TAXES                                                -              -              -             -
                                                 $             $
                                                 ============= ============== ============== =============
                                                 ============= ============== ============== =============

NET INCOME                                       $  1,068,308  $   2,734,020   $  3,017,994  $   3,755,368
                                                   ============  ============ ============== =============


EARNINGS PER SHARE
Basic and diluted                                $       0.03  $        0.09   $       0.10  $        0.13
                                                   ===========   ============   ============   ===========
                                                   ===========   ============   ============   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and diluted                                  30,733,058     29,387,380     30,696,630     29,370,774
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

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNITED STATES DOLLARS)

                                                                                        September 30
                                                                      -------------------------------------------------
                                                                             2005                         2004
                                                                      --------------------        ---------------------
                                                                          (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                     $            3,017,994      $             3,755,369

    Depreciation and amortization                                                 574,574                      570,523

    Amortization of Beneficial conversion feature                                  54,764

    Stock issued for service                                                      193,831                       90,000

    Impairment loss                                                                     -                       53,517

    Other                                                                               -                       27,200

(Increase) decrease in assets:

    Inventories                                                                   246,462                    1,179,956

    Accounts receivable                                                        (7,606,388)                  (5,371,626)

    Other receivable                                                                    -                      125,577

    Receivable from related company                                                     -                      617,825

    Prepayments and deposits                                                         (15)                        1,214

Increase (decrease) in liabilities:

    Accounts payable and accrued expenses                                         261,053                      604,625

    Account payable to related parties                                            140,725                    (131,350)

    Account payable to related company                                                  -                    (205,957)

                                                                      --------------------        ---------------------
Net (used in) operating activities                                             (3,117,004)                  1,316,873
                                                                      --------------------        ---------------------

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of fixed assets                                                (1,516,830)
    Cash received from property held for sale                                           -                    1,506,024
                                                                      --------------------        ---------------------

Net cash provided by investing activities                                     (1,516,830)                    1,506,024
                                                                      --------------------        ---------------------

CASH FLOW FROM FINANCING ACTIVITIES

    Capital contributed                                                           330,899                       78,670

                                                                      --------------------        ---------------------
Net cash provided by financing activities                                         330,899                       78,670
                                                                      --------------------        ---------------------

Effect of exchange rates on cash balances                                         994,498                            -
                                                                      --------------------        ---------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (3,308,437)                    2,901,567

    Cash and bank balances, beginning of period                                27,473,354                   16,302,464
                                                                      --------------------        ---------------------

    Cash and bank balance, at end of period                        $           24,164,917      $            19,204,031
                                                                      ====================        =====================

SUPPLEMENTARY CASH FLOWS DISCLOSURES
    Interest paid                                                                       -                            -
    Tax paid                                                                            -                            -

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

3.   Cash and Cash Equivalents

At September 30, 2005, the Company maintains bank accounts in the PRC of approximately $24,115,753, and substantially the entire amount is to be exclusively used for operations in the PRC.

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

Selling and Administrative Expenses -

Selling and administrative expenses decreased by $120,216 or 28.9% to $294,917 from $415,133 for the corresponding period of the prior year. This decrease resulted from a decrease in penalty expense of $68,673 and a decrease in management expenses of $22,371 which was offset by small decreases in other categories.

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

Cost of Sales -

Cost of sales for the nine months ended September 30, 2005 increased by $2,862,102 or 29.5% to $12,576,696 from $9,714,594 for the corresponding period of the prior year. This increase resulted from an increase in the costs of cattle embryo transfers of $2,177,574, of sheep embryos or $364,025 and roll mutton of $4,622,992. The increase was partially offset by a corresponding decrease in the cost of embryos of $5,600. The gross profit margin on the transfer of cattle embryos was 30.6%, the gross profit margin from the sale of mutton was 28.6% and the gross profit margin from the sale of roll mutton was 24.7%.

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

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash and cash equivalents of $24,164,917 and working capital of $30,986,115. This compares with cash and cash equivalents of $27,473,354 and working capital of $27,391,150 as of December 31, 2004.

Cash used in operating activities totaled $3,117,004 for the nine months ended September 30, 2005. This compares with cash provided from operating activities of $1,316,873 for the corresponding period of the prior year. This decrease resulted from a decrease in net income of $737,376 and non-cash expenses of $252,643 and changes to the current accounts which was partially offset by an impairment loss in the prior year of $53,517 and other non cash-changes.

Cash used in investing activities totaled $1,516,830 during the nine months ended September 30,2005 compared to $1,506,024 provided by investment activities for the nine months ended September 30, 2004. All of the cash from investing activities during the nine months ended September 30, 2004 was from the sale of property. All of the cash used in investment activities during the nine months ended September 30, 2005 was for the purchase of fixed assets.

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

Although the Company has a cash and bank balance of $24,115,753, it has all been designated by management for expansion of its operations within the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out is business objectives outside the PRC for the next twelve (12) months.

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


                                       ETERNAL TECHNOLOGIES GROUP, INC.


                                      /s/ Jiansheng Wei
                                       -------------------------------------
December 19,  2005                     Jiansheng Wei,  Chief Executive Officer


                                      /s/ Shen Zheng
December 19,  2005                      -------------------------------------
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

Date: December 19, 2005                     /s/ Shen Zhen
                                            _______________________
                                            Shen Zheng
                                            Chief Financial Officer

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

By: /s/ Jiansheng Wei
----------------------------
Name: Jiansheng Wei
Title: Chief Executive Officer
December 19, 2005

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

By: /s/ Shen Zheng
----------------------------
Name: Shen Zheng
Title: Chief Financial Officer
December 19, 2005