Form 10KSB
period 2005-12-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2006-05-19
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the Fiscal Year Ended December 31, 2005

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-27929

                        ETERNAL TECHNOLOGIES GROUP, INC.
       ------------------------------------------------------------------
       ------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                     62-1655508
-------------------------------           -------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
              of
incorporation or organization)

              Suite D 5/F, Block A, Innotec Tower, 235 Nanjing Road
                      Heping District, Tianjin, PRC 300052
       ------------------------------------------------------------------
       --- -- ---------------------------------------------------- -- ---
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:            011-86-22-2721-7020

Securities to be registered pursuant to Section 12(b) of the Act:

  Title of each class       Name of each exchange on which each is registered
  --------------------  --------------------------------------------------------
         None                                     None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                   -------------------------------------------
                   -------------------------------------------
                                (Title of Class)

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

The Issuer's revenues for the fiscal year ended December 31, 2005 were $23,032,965.

The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of May 16, 2006 was 40,567,300. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 16, 2006, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $1,063,240.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

        Transition Small Business Disclosure Format:   Yes  [ ]    No     [X]

                                TABLE OF CONTENTS

                                                                        Page

                                                      PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..........................    3
         ITEM 2.      DESCRIPTION OF PROPERTY..........................    6
         ITEM 3.      LEGAL PROCEEDINGS................................    6
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.................................    6

                                                      PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS......................    7
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.............    8
         ITEM 7.      FINANCIAL STATEMENTS.............................   12
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...........   39
         ITEM 8A.     CONTROLS AND PROCEDURES..........................   39

                                                     PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT................   41
         ITEM 10.     EXECUTIVE COMPENSATION...........................   42
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................   45
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...   45
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.................   46
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........   47

SIGNATURES            .................................................   48

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Eternal Technologies Group, Inc. is engaged in agricultural genetics and medical equipment manufacturing and distribution operating in the People's Republic of China. We focus on the development and application of advanced animal husbandry techniques to produce improved food products, the development, manufacturing and marketing of medical equipment and technologies used in the detection and prevention of breast cancer in humans.

Our agricultural genetics/animal husbandry operations are concentrated in the application of advanced embryonic biotechnology techniques with the objective being to shorten the development time for animal development resulting in increased output and profitability and reduced use of animal feed. Since 2000, we have utilized our advanced breeding techniques and marketed fine bred animal embryos, breeding stock and breeding services to develop larger, stronger and healthier sheep. In the fourth quarter of 2003, we began the production and sale of lamb meat and began application of our advanced breeding techniques to the breeding of higher-yielding purebred Holstein dairy cattle.

Our development, manufacturing and marketing of medical equipment and medical technologies are focused in the development of breast cancer detection technology with the objective of earlier detection. The Company manufactures a device which , if widely accepted, could substantially decrease the costs and therefore increase the availability of breast cancer detection in many areas in Asia. We entered this industry in October of 2005 with the acquisition of the assets of E-Sea Biomedical Engineering Co. International, Ltd.

Our principal executive offices are located at Suite D, 5/F, Block A, Innotec Tower, 235 Nanjing Road Heping District, Tianjin, PRC 300052 and our telephone number is 011-86-22-2721-7020.

History and Development of the Company

Our operations are conducted through our wholly-owned subsidiaries, Eternal Technology Group Ltd. ("Eternal - BVI"), a British Virgin Islands company, and its subsidiaries and E-Sea Biomedical Engineering Co. International Ltd., also a BVI company.

We acquired Eternal - BVI in December 2002 (the "Reorganization"). Under the terms of the Exchange Agreement, we issued 22,050,000 shares of our common stock to the shareholders of Eternal Technologies - BVI in exchange for all of the issued and outstanding shares of Eternal - BVI. In conjunction with the Reorganization our common shares were reverse split on a one (1) for six (6) basis and we changed our name from Waterford Sterling Corporation to Eternal Technologies Group, Inc., ("Eternal") We ceased our prior operations and caused the officers and directors of Eternal Technologies - BVI to be appointed as the officers and directors of Eternal in place of the pre-Reorganization officers and directors. As a result of the Reorganization, we adopted as our primary business the operations of Eternal - BVI and the shareholders of Eternal - BVI acquired approximately 85% of our post-Reorganization outstanding shares.

Eternal - BVI was incorporated in the British Virgin Islands in March 2000. In May 2000, Eternal - BVI acquired 100% of Willsley Company Limited. Willsley is a holding company that owns 100% of Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd. ("Aershan Agriculture"). Aershan Agriculture owns a cattle herd, conducts breeding operations and owns a farm in Innner Mongolia which it leases to a Chinese company for approximately $572,000 per year.

As of the fourth quarter of 2005 we acquired certain assets, subject to certain liabilities of E-Sea Biomedical Engineering Co. International, Ltd. E-Sea's principal activities are the manufacture, sale and licensing of medical devices used to detect breast cancer.

Our current agricultural operations are focused on developing superior livestock breeds in order to improve the quality and yield of livestock in China as well as the profitability of livestock operations. We initially imported embryos from Australia and the United States, but are utilizing our facilities and expertise to develop a herd of "carrier animals" to produce a domestic supply of embryos, hereby eliminating our dependence on third party foreign embryo suppliers and reducing the cost of embryos. Under this program, we transfer fine-breed sheep and dairy cattle embryos into recipient animals and sell the pregnant animals to customers with the offspring serving as breeding or commercial stock.

We utilize our fine-breed livestock embryos and our breeding and biotech expertise to offer a range of livestock breeding services and products, including sale of embryos, artificial insemination and embryo transplant services, both at our facilities and on-site, and related products and services designed to improve production, quality and profitability of Chinese livestock operators.

In late 2003, we began implementation of a mutton production and sale program focused on the processing and sale of mutton from our higher yielding, higher quality genetically engineered stock. Because of changes in government relations to plowing in Inner Mongolia, we have concluded that we have impediments to the ongoing economic use of our farm for grazing. Accordingly, we have leased the farm to a Chinese firm for fifteen years. This firm intends to raise trees for lumber on the property.

Our current medical operations are centered around E-Sea and expanding our market in China, both through the sales of our medical detection devices and leasing them on a per usage basis. We are also exploring acquisitions to expand and complement the E-Sea line of medical equipment.

Historically, our business has been highly seasonal with nearly all of our revenues being generated in the fourth quarter. While our business will remain seasonal it should be less cyclical in the future because of the sale of lamb meat, embryo transfers to dairy cattle and the acquisition of E-Sea thereby making our overall business less seasonal.

Medical Equipment Operations E-Sea

The Company manufactures and sells a medical device known as a "Three-operator Mammary Gland Detecting System." This device is used to examine persons and detect early stage breast cancer. The Company anticipates wide acceptance of this product as it is a low cost alternative to expensive and often times unavailable mammography.

Facility. The company manufactures and sells the medical equipment from a facility in Shenzhen, PRC. The facility is approximately nine-thousand square feet and contains manufacturing machinery, workspace, and administrative offices.

Marketing. Our senior management team handles sales and marketing for our medical equipment products. Our management team communicates with medical service providers, clinics and other institutions to assure that potential clients are aware of our product and the product capabilities. We may evaluate the adoption of more formal marketing, advertising and sales programs as necessary in the future.

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

Competition

Both the agriculture and medical industries are highly competitive. While animal genetics is a relatively new field in China several large foreign companies such as Smithfield Foods, Inc. of the United States and Sumitomo Corporation of Japan have entered the market and compete with us in the development and delivery of advanced animal husbandry products and services. Likewise in the medical device field, companies such as Siemens and General Electric have entered the market and competed with us. These companies have a substantial advantage due to their size and the name recognition each enjoys.

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

Our adherence to industry standards with respect to our products limits our opportunities to provide proprietary features that may be protected. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

The Chinese regulatory scheme, in general, and the regulation of the agriculture and medical equipment industries in particular, is not well defined and is subject to substantial uncertainty. With China's entry in the WTO, China has implemented numerous changes to its existing laws and regulations.

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

Our medical equipment operations are subject to extensive regulation by the Chinese government and, to the extent that we may market our pharmaceutical products outside of China, other governments. Chinese medical equipment regulation is evolving and subject to much uncertainty. Under current regulations, the Chinese equivalent of the United States Food An Drug Administration is responsible for monitoring, and promulgating regulations with respect to, the review of clinical safety and efficacy trial, market approval of equipment and effectiveness claims, manufacturing practices, and similar matters. Failure to comply with market rules could result in fines, penalties or other adverse consequences. Employees

As of December 31, 2005, we had 68 full-time employees, including employees performing administrative functions and animal husbandry services and farming functions. Third parties perform bioscience research and related services on a contract basis. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by any such agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company operates three separate facilities, our administrative offices in Tianjin, PRC, a manufacturing facility in Shenzhen, PRC and our farm in Inner Mongolia, PRC.

The administrative offices occupy approximately 97.8 square meters (approximately 1,053 square feet) in a commercial building in Tianjin, PRC. The Company rents this facility under a two-year lease, running through December 31, 2006, at $964 per month.

The leased facility in Shenzhen is an approximately 120,000 square foot facility containing machinery for the manufacture of medical equipment, administrative offices, and storage space for raw materials. The lease expires August 15, 2007 and requires monthly payments of approximately $4,640 until expiration.

The farm consists of approximately 2.8 million acres and is located in Inner Mongolia, PRC. The Company purchased the land use rights to this farm in April 2000. Land use rights with respect to our farm were purchased from the Chinese government for $6,000,000. Such rights extend through 2025. The farm is located in the Wulagai Development Area in Inner Mongolia. The farm, one of the few naturally preserved grassland areas in China, is organized into various breeding sub-pastures. Each sub-pasture includes haciendas, stables and farm equipment such as wells, mowing machines and tractors. A supply of forage grass is reserved for winter and for snowstorms.

The farm is equipped with a 60-kilovolt electric transmission line, telephone and transportation facilities, including a 200 kilometer road system connecting all sub-pastures. A railway station is located 80 kilometers south of the farm, facilitating distribution of products throughout China. Also located on the farm is a 35,000 square foot embryo transfer facility including operating rooms, equipment rooms, offices, conference rooms, lecture halls and guest rooms. Because of recent changes in Chinese land use regulations, in April 2006 we reached an agreement to lease the farm to a Chinese company for fifteen years for approximately $570,000 per year.


ITEM 3.  LEGAL PROCEEDINGS

As of May 16, 2006, we were a party to one legal proceeding. The proceeding involves a lawsuit brought by Western Securities Corporation seeking payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and one to Thomas L. Tedrow plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was initially filed in Federal District Court in the Eastern District of Louisiana. The Company filed a Motion to Dismiss for lack of personal jurisdiction or alternatively a Motion to Dismiss for lack of venue.

In October 2005, the Court granted the Company's motion for a change of venue and the case was moved to the Southern District Court of Texas in Houston, Texas. The Company believes that the case is without merit and the basis of the promissory note involves expenditures not made on the company's behalf. Furthermore, the Company has significant counterclaims that it plans to assert against Mr. Tedrow and Market Management, Inc.. The Company believes that this matter will be resolved during 2006 and that the Company will prevail on all counts.

The State Court in New York dismissed a cause of action, filed by Bristol Investments Limited against the Company, on February 14, 2006. On March 30, 2006 without stating a new cause of action, Bristol Investments Limited re-filed the cause of action against the Company.

As of May 16, 2006, there are no other causes of action pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2005, no matters were submitted to a vote of security holders.

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

                                            High              Low

Calendar Year 2004

         Fourth Quarter.............        $0.60             $0.34
         Third Quarter..............         0.60              0.32
         Second Quarter.............         0.96              0.41
         First Quarter..............         1.13              0.79

Calendar Year 2005

         Fourth Quarter.............        $0.79             $0.37
         Third Quarter..............         0.57              0.04
         Second Quarter.............         0.52              0.20
         First Quarter..............         0.58              0.40



The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At May 16, 2006, the closing bid price of the Common Stock was $0.40.

As of May 16, 2006, we estimate that there were in excess of 2000 beneficial holders of our Common Stock.

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

On May 24, 2005, in satisfaction of all penalties and interest which had accrued, we issued the afore-referenced seven investors a non-interest bearing convertible note, convertible into 1,486,867 shares of our common stock. To date, 1,154,389 of these shares have been issued. Non-interest bearing convertible notes remain for conversion into 332,478 shares of our common stock.

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

We paid commissions of $198,981 and issued warrants to purchase 174,931 shares of our common stock, to First Montauk Securities Corp. in connection with the issuances described above.

In 2005, we also issued 31,225 shares to an individual who had assisted the Company in a prior funding; 560,000 shares were issued to professional consultants in lieu of compensation and 2,500,000 shares were issued pursuant to the 2005 Stock Option Plan.

Effective October 1, 2005, we issued 5,709,876 shares to the prior owners of E-Sea as partial payment for the acquisition of certain assets and assumption of certain liabilities of their company.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company

Our current operations are conducted through our wholly owned subsidiary, Eternal Technology Group Ltd. ("Eternal Technologies - BVI"), a British Virgin Islands company, and its subsidiaries. For a more detailed description of our business please see "Item 1. Description of Business" on page 3.

Historically, our business has been highly seasonal with nearly all of our revenues being generated in the fourth quarter. This seasonality occurs because the embryo sales occur only during the fourth quarter when animals are impregnated as births occur in the spring. While we have had sale of forage grasses in the past, we do not expect it to continue in the future because of certain government restrictions on the mowing of grasses. Other periods, other than the fourth quarter, should benefit in the future from the sale of lamb meat and embryo transplants into dairy cattle; thereby making our overall business less seasonal. We believe the acquisition of E-Sea Biomedical Engineering Co. International, Ltd. provides further diversification of our operations, thereby reducing the seasonality of our revenues.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

Inventory Valuation

Management reviews inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. The review includes identification of slow moving inventories, obsolete inventories, and discontinued products or lines of products. The identification process includes historical performance of the inventory, current operational plans for the inventory, as well as industry and customer specific trends. If our actual results differ from management expectations with respect to the selling of our inventories at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.

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

Among our long-lived assets subject to review for impairment are our land lease rights in the PRC that are stated at cost less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the lesser of its estimated useful life or the lease term. The principal annual rate used for amortization is 4%.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective for companies as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified prospective method. This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date. Any options issued subsequent to January 1, 2006 will be accounted for under SFAS 123(R).

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

Revenue recognition

In accordance with Staff Accounting Bulletin ("SAB") No. 104 , revenue is recorded when persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; the merchandise is delivered to the customer and title passes; and collection is reasonably assured.

Derivative instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues increased by $6,198,206 or 36.8% to $23,032,965 for the year ended December 31, 2005 from $16,834,759 for the year ended December 31, 2004. The increase was primarily due to the acquisition of E-Sea, $1,193,674, an increase in cattle embryo transfers of $1,734,230, the sale of live sheep of $141,432, sheep embryo transfers of $253,142, transfer service of $438,848 and the sale of mutton of $6,169,256. These increases were partially offset by a decrease of $3,726,353 in the sale of lamb meat and $6,024 in the sale of sheep embryos.

Cost of Sales

Cost of sales increased by $5,322,486 or 51.6% to $15,628,000 for the year ended December 31, 2005 from $10,305,514 for the year ended December 31, 2004. The increase in cost of sales is attributable to increased sales and a much higher percentage of sales being the sale of mutton, which has a lower gross profit margin. Gross profit as a percent of sales decreased by 6.7% to 32.1% for the year ended December 31, 2005 from 38.8% for the year ended December 31, 2004.

Depreciation and Amortization

Depreciation and amortization increased by $80,104 or approximately 10.5% to $840,795 during 2005 from $760,691 during 2004. The increase resulted from the acquisition of additional assets as a result of the E-Sea acquisition.

General, Selling and Administrative Expenses

General, selling and administrative expenses increased by $769,556 or 48.7 % to $2,350,556 during 2005 as compared to $1,580,990 during 2004. This increase is primarily due to an increase in salaries of $211,503 and in professional fees of $439,113, and an increase in various other general and administrative expenses of $191,050. These increases were partially offset by decreases in marketing expense of $20,501 and $194,764 in penalty expense.

Other Income (Expense)

Other income (expense) decreased by $ 330,267 from income of $237,742 during 2004 to expense of $92,525 during 2005. The change resulted from a derivative valuation charge of $245,172 for 2005 compared to a derivative valuation gain of $192,444 for 2004 and an increase in interest expense of $27,527 which were partially offset by an $18,889 gain on the sale of assets, an increase in interest income of $62,470 and a reduction in impairment losses of $53,517. The change in value of derivative financial instruments represents the net unrealized (non-cash) change during the year in the fair value of our derivative instrument liabilities related to certain warrants, common stock and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately. As a result of the foregoing, the Company's net income declined by $374,575 to $4,050,731 from $4,425,306 for 2004 (restated).

Liquidity and Capital Resources

As of December 31, 2005, the Company had cash of $18,224,488 and working capital
of  $33,710,273   compared  to  cash  of  $27,473,354  and  working  capital  of
$27,073,492 at December 31, 2004.

Cash provided by operating activities totaled $237,023 for the year ended December 31, 2005. This compares with cash provided by operating activities of $10,471,737 for the year ended December 31, 2004. The decrease in cash flows from operations primarily resulted from a decrease in net income and changes to the current accounts which were periodically offset by increases in non-cash charges.

Cash used by investing activities during 2005 was $11,623,919 compared to $620,482 of cash provided by investing activities during 2004, all of which came from the sale of fixed assets. For 2005, we expended $9,909,084 for the purchase of a short-term investment, $810,858 for the purchase of a long-term investment, $1,225,759 for the purchase of fixed assets and received proceeds from the sale of a patent for $321,782.

Cash flows from financing activities totaled $1,410,399 for 2005 compared to $78,671 for 2004. All cash flows from financing activities for 2005 were from the sale of the Company's common stock. For 2005, the Company issued the equivalent of $2,283,950 in stock as part of the purchase price for E-Sea and issued the equivalent of $332,104 in stock for the conversion of notes payable.

At December 31, 2004, the Company had notes payable of $443,366 that are due December 11, 2005. Interest on the notes is payable semi-annually commencing 180 days after the date of the note (December 11, 2002) at 8% per annum. During 2004, the Company issued 109,984 shares against the notes which reduced the balance on the notes by $60,491. The Company ceased accruing interest on the notes during 2004 as they are the subject of current litigation. The company disputes the validity of the notes. See Note 8 of the Company's Consolidated Financial Statements under Item 7.

Although the Company has a cash and cash equivalents balance of $18,224,488 and short-term investments of $9,909,084, management believes that the best return for such cash and short-term investments is in the People's Republic of China. Therefore, if the Company is to expand outside the PRC, as it anticipates doing, it will have to sell additional shares of its stock or borrow funds from third parties. However, because of the loosening of currency restrictions in the PRC, it can pay its non-PRC obligations from its funds held in China. Therefore, in the opinion of management, it has sufficient funds to carry out its business plans for the next twelve months.

Capital Expenditures and Commitments

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2005:

                                -----------------------------------------------
                                            Payments Due by Period
                                ---------- ------------ ----------- -----------
                                Total        2006        2007       Thereafter
Operating lease commitments     $ 102,048     $ 67,248    $ 34,800     $ -
Other contractual obligations      18,050       18,050     -              -
                                ---------- ------------ ----------- -----------
                                ---------- ------------ ----------- -----------

                                        $
     Total                        120,098     $ 85,298    $ 34,800     $ -
                                ========== ============ =========== ===========


Off-Balance Sheet Arrangements

We  had  no  off-balance  sheet   arrangements  or  guarantees  of  third  party
obligations at December 31, 2005.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.


Outlook

For calendar year 2006, the Company will focus on three areas:

1. Acquiring a cattle facility in the PRC to increase its embryo transplant revenues from cattle and to produce cattle for sale
2.       Acquiring a facility in the U.S. to harvest dairy cattle embryos
3.       A possible acquisition to compliment or expand the operations of E-Sea.

If the Company is successful in implementing this strategy it should increase both the Company's revenues and profit margins.

ITEM 7.  FINANCIAL STATEMENTS




                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



     Reports of Independent Registered Public Accounting Firm             13

     Consolidated Balance Sheets as of December 31, 2005 and 2004         15

     Consolidated Statements of Income for the years ended
        December 31, 2005 and 2004                                        16

     Consolidated Statements of Changes in Shareholders' Equity for the
        for the years ended December 31, 2005 and 2004                    17

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2005 and 2004                                        19

     Notes to Consolidated Financial Statements                           20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Eternal Technologies Group, Inc.

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Eternal
Technologies Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham Langston Brezina, LLP

Ham Langston Brezina, LLP
Houston, Texas
May 18, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Eternal Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004 related to derivative financial instruments issued by the Company in 2003.


/s/ Thomas Leger & Co., L.L.P.

Thomas Leger & Co., L.L.P.
Houston, Texas
May 6, 2005 (except for the effect of the matters discussed in Note 20, as to which the date is May 19, 2006).

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                 2005                     2004
                                                                         ----------------------   ----------------------
                                                                         ----------------------
                                 ASSETS                                                               (As Restated)


Current assets:
     Cash and cash equivalents                                           $          18,224,488    $          27,473,354
     Short-term investment                                                           9,909,084                        -
     Accounts receivable                                                             7,137,018                1,538,313
     Inventories                                                                       135,341                  621,307

     Prepayments and deposits                                                          257,624                      602
                                                                         ----------------------   ----------------------
                                                                         ----------------------   ----------------------

        Total current assets                                                        35,663,555               29,633,576

Advances to distributors                                                               520,227                        -
Property and equipment, net                                                          7,317,502                5,904,050
Land use rights, net                                                                 4,828,051                4,944,639
Intangible assets                                                                    1,263,409                        -
                                                                         ----------------------   ----------------------

            Total assets                                                 $          49,592,744    $          40,482,265
                                                                         ======================   ======================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable                                                       $             443,366    $             443,366
     Accounts payable and accrued expenses                                             706,717                1,526,595
     Amounts due to related parties                                                    240,368                  272,465
     Derivative financial instrument liabilities                                       562,830                  317,658
                                                                         ----------------------   ----------------------

        Total current liabilities                                                    1,953,281                2,560,084
                                                                         ----------------------   ----------------------

Commitments and contingencies

Unregistered common stock subject to registration rights; $0.001 par
     value, 790,827 shares issued and outstanding at December 31, 2004                       -                  563,991

Shareholders' equity:
     Preferred stock - $0.001 par value, 5,000,000 shares authorized,
        none issued or outstanding                                                           -                        -
     Common stock - $0.001 par value, 95,000,000 shares authorized,
        39,854,026 and 29,888,803 shares issued and outstanding
        at December 31, 2005 and 2004, respectively                                     39,854                   29,888
     Additional paid-in capital                                                     13,217,874                8,173,468

     Stock subscription receivable                                                    (10,176)                 (10,176)
     Retained earnings                                                              33,215,741               29,165,010
     Accumulated other comprehensive income                                          1,176,170                        -
                                                                         ----------------------   ----------------------

        Total shareholders' equity                                                  47,639,463               37,358,190
                                                                         ----------------------   ----------------------

            Total liabilities and shareholders' equity                   $          49,592,744    $          40,482,265
                                                                         ======================   ======================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                       2005                     2004
                                                               ----------------------   ----------------------
                                                               ----------------------
                                                                                            (As Restated)


Sales                                                          $          23,032,965    $          16,834,759

Cost of sales                                                             15,628,000               10,305,514
                                                               ----------------------   ----------------------

     Gross profit                                                          7,404,965                6,529,245

Selling, general and administrative expenses                               2,350,556                1,580,990
Depreciation and amortization                                                840,795                  760,691
                                                               ----------------------   ----------------------
                                                               ----------------------   ----------------------

        Income from operations                                             4,213,614                4,187,564
                                                               ----------------------   ----------------------

Other income (expenses):
     Gain on sale of asset                                                    18,889                        -
     Interest income                                                         188,519                  126,049
     Interest expense                                                       (54,761)                 (27,234)

     Impairment loss                                                               -                 (53,517)
     Change in value of derivative financial instruments                   (245,172)                  192,444
                                                               ----------------------   ----------------------
                                                               ----------------------   ----------------------

        Total other income and expenses, net                                (92,525)                  237,742
                                                               ----------------------   ----------------------

            Income before provision for income taxes                       4,121,089                4,425,306

Provision for income taxes                                                    70,358                        -
                                                               ----------------------   ----------------------

               Net income                                      $           4,050,731    $           4,425,306
                                                               ======================   ======================
Net income per common share


     Basic and diluted                                         $                0.12    $                0.15
                                                               ======================   ======================

Weighted average number of common shares outstanding

     Basic                                                                33,253,761               29,551,485
                                                               ======================   ======================

     Diluted                                                              33,275,289               29,563,297
                                                               ======================   ======================


              The accompanying notes are an integral part of these
                       consolidated financial statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                                            Accumulated
                                                       Additional       Stock                                Other
                               Common Stock            Paid - In     Subscription       Retained        Comprehensive
                           -----------------------
                            Shares       Amount         Capital       Receivable        Earnings            Income         Total
                           ---------   ------------   ------------  -------------     -------------   -----------------  -----------

Balance at
December 31, 2003
as previously reported    29,177,396    $  29,177    $ 8,955,570    $  (10,176)    $  24,245,643       $       -      $  33,220,214

Prior period adjustment
(See Note 20)             (1,749,288)      (1,749)    (2,249,946)            -           494,061               -         (1,757,634)
                        ---------------  ------------ ------------   --------------  --------------   --------------   -------------
                        ---------------  ------------ ------------   --------------  --------------   --------------   -------------
Balance at
December 31, 2003,
as restated               27,428,108       27,428      6,705,624       (10,176)       24,739,704               -          31,462,580


Net income, as restated            -            -              -             -         4,425,306               -           4,425,306

Notes payable conversion     109,984          110         60,381             -                 -               -              60,491

Stock issued for public
relation services            100,000          100         89,900             -                 -               -              90,000

Stock issued for employee
compensation               1,292,250        1,292        515,608             -                 -               -             516,900


Capital contributed                -            -        119,372             -                 -               -             119,372

Reclassification of
unregistered
common stock to paid-in
capital                      958,461          958        682,583             -                 -               -             683,541
                        ---------------   -------------------------   ------------  --------------   --------------   --------------
                        ---------------   -------------------------   ------------  --------------   --------------   --------------
Balance at
December 31, 2004
(as restated)             29,888,803     $ 29,888     $8,173,468    $  (10,176)     $  29,165,010   $          -    $     37,358,190
                        ===============   =========== ============   ============  ==============   ==============   ===============
                        ===============   =========== ============   ============  ==============   ==============   ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                    Additional        Stock                              Other
                              Common Stock          Paid - In      Subscription     Retained          Comprehensive
                            -----------------
                            -----------------
                            Shares      Amount      Capital        Receivable       Earnings            Income            Total
                            -------   ---------   --------------   ------------    -----------       -------------   --------------



Balance at
December 31, 2004        29,888,803    $29,888    $  8,173,468     $  (10,176)   $  29,165,010       $        -      $  37,358,190


Net income                        -          -               -              -       4,050,731                 -          4,050,731

Foreign currency
translation
adjustment                        -          -               -              -               -         1,176,170          1,176,170
                                                                                                                      -------------
                                                                                                                      -------------

Other comprehensive
income                                                                                                                   5,226,901
                                                                                                                      -------------


Notes payable
conversion                  373,295        374         356,045              -               -                 -           356,419

Common stock issued
for services                591,225        591         239,022              -               -                 -           239,613

Common stock issued
for cash
and as compensation to
employees                 2,500,000      2,500       1,197,500              -               -                 -         1,200,000

Common stock
issued under
acquisition agreement     5,709,876      5,710       2,278,240              -               -                 -         2,283,950


Capital contributed               -          -         410,399              -               -                 -           410,399

Reclassification of
unregistered
common stock to paid-in
capital                     790,827        791         563,200              -               -                 -           563,991
                        --------------  ---------   -----------  ----------------  --------------   -----------------  -----------
                        --------------  ---------   -----------  ----------------  --------------   -----------------  -----------

Balance at
December 31, 2005        39,854,026    $39,854    $ 13,217,874    $   (10,176)   $  33,215,741       $1,176,170       $47,639,463
                        ==============  =========   ===========  ================  ==============   =================  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)

----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

                                                                              2005                     2004
                                                                         -------------------   ----------------------
                                                                         -------------------
                                                                                                   (As Restated)


Cash Flows From Operating Activities
     Net income                                                          $        4,050,731    $           4,425,306
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                               840,795                  760,691
        Gain on sale of asset                                                      (18,889)                        -

        Provision for impairment                                                          -                   53,517
        Derivative valuation adjustment                                             245,172                (192,444)
        Compensatory stock issuances                                                439,613                  647,600
        Changes in operating assets and liabilities:
            Inventories                                                             493,356                2,110,947
            Accounts receivable                                                 (4,988,866)              (1,538,313)
            Other receivables                                                             -                3,399,995

            Receivables from related companies                                            -                  617,825
            Prepaid expenses and deposits                                         (137,156)                  144,588
            Accounts payable and accrued expenses                                 (649,705)                  393,134

            Accounts payable to related parties                                    (38,028)                (145,152)
            Accounts payable to a related company                                         -                (205,957)
                                                                         -------------------   ----------------------
                                                                         -------------------   ----------------------

               Net cash provided by operating activities                            237,023               10,471,737
                                                                         -------------------   ----------------------
                                                                            ----------------      -------------------

Cash Flows From Investing Activities

     Purchase of current investments                                            (9,909,084)                        -
     Purchase of property and equipment                                         (1,225,759)                        -

     Purchase of E-Sea                                                            (810,858)                        -
     Proceeds from sale of patent                                                   321,782                        -
     Proceeds from property held for sale                                                 -                  620,482
                                                                         -------------------   ----------------------
                                                                         -------------------   ----------------------


               Net cash provided by (used in) investing activities             (11,560,446)                  620,482
                                                                         -------------------   ----------------------
                                                                            ----------------      -------------------

Cash Flows From Financing Activities
     Proceeds from sale of common stock                                           1,000,000                        -

     Capital contributed                                                            410,399                   78,671
                                                                         -------------------   ----------------------
                                                                         -------------------   ----------------------


               Net cash provided by (used in) financing activities                1,410,399                   78,671
                                                                         -------------------   ----------------------
                                                                            ----------------      -------------------

Effect of exchange rate changes on cash                                             727,631                        -
                                                                         -------------------   ----------------------


Net (decrease) increase in cash and cash equivalents                            (9,248,866)               11,170,890

Cash and cash equivalents at beginning of year                                   27,473,354               16,302,464
                                                                         -------------------   ----------------------

Cash and cash equivalents at end of year                                 $       18,224,488    $          27,473,354
                                                                         ===================   ======================

Supplemental Disclosure of Cash Flow Information

     Cash paid for interest expense                                      $                -    $                   -
                                                                         ===================   ======================


     Cash paid for income taxes                                          $           70,358    $                   -
                                                                         ===================   ======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Willsley's principal activity is investments and owns 100% of Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd ("Aershan").

Aershan was incorporated in the People's Republic of China ("the PRC") with limited liability on July 11, 2000 and its principal activities are to run a breeding center, transplant embryos, and to propagate quality sheep meat and other livestock breeds in Inner Mongolia.

E-Sea Biomedical Engineering Co. International Ltd. was incorporated on October 20, 2004 under the laws of the British Virgin Islands. (E-Sea) E-Sea owns all of the issued and outstanding stock of E-Sea Shenzhen, which owns a Chinese patent for dialysis tehnology and produces and markets a series of instruments for detecting breast disease, specifically breast cancer by applying its image processing technology. E-Sea was acquired as of the close of business on September 30, 2005.


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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES, continued

Accounts receivable

No allowance for doubtful accounts has been established, as management believes all amounts are collectible.

Inventory

Livestock inventories that are purchased for embryo transplanting, resale, or meat processing are recorded at historical cost. Estimated costs of raised livestock, prior to use for embryo transplanting, sale, or meat processing, are accumulated and capitalized as inventory at the balance sheet date. Embryo inventories are recorded at historical cost.

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

Fixed assets and depreciation

Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the cost, less estimated residual value, of each asset over its estimated useful life. The Estimated useful lives used for this purpose are as follows:

     Buildings                                                         25 years
     Furniture and fixtures                                             5 years
     Office equipment                                                   5 years
     Motor vehicles                                                     5 years

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Land lease rights and amortization

Land lease rights in were stated at the amount of the prepayment less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the term of the lease of approximately 25 years. The land lease rights with respect to the Company's farm were originally purchased from the Chinese government for $6,000,000 and such rights extend through 2025. The farm is located in Wulagai Development Area in Inner Mongolia.

Amortization   expense   during  2005  and  2004  was  $251,328  and   $248,400,
respectively.

Intangible Assets

The  Company  adopted  the  provisions  of  Statement  of  Financial  Accounting
Standards  (SFAS)  No.142,  "Goodwill  and  Other  Intangible  Assets,"  at  the
beginning of 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company examines the possibility of decreases in the value of finite-lived intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES, continued

Income taxes

Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes".

Foreign currency translation

The Company's reporting currency is the US$. The Company maintains no material accounts in currency of the United States of America. All of the subsidiaries maintain their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the balance sheet amounts from RMB into US$ has been made at the single rate of exchange on December 31, 2005 and 2004 of 8.07 and 8.30 RMB/US$, respectively. The income statement has been translated at the average rate of exchange in effect during the year of 8.20
RMB/US$ and 8.30 RMB/US$ for the years ended December 31, 2005 and 2004, respectively. No representation is made as to whether the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2005 or 2004 or at any other date.

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

On July 21, 2005, China effectively revalued its currency by removing its "peg" against the U.S. dollar at 8.3:1 and measuring it against a basket of currencies of which the U.S. dollar is only one.

Revenue recognition

In accordance with Staff Accounting Bulletin No. 104, revenue from the sale of livestock, embryos, and raw materials is recognized when persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; the merchandise is delivered to the customer and title passes; and collection is reasonably assured.

Advertising

Indirect-response advertising costs are charged to operations the first time the advertising takes place. The cost of direct-response advertising is not significant.

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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES, continued

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

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties may require the Company to account for the debt or equity instruments or the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES, continued

Registration rights agreements

In connection with the sale of debt or equity instruments (including common stock), the Company may enter into Registration Rights Agreements. Generally, these agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The Agreements usually require the Company to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these penalties as an accrued liability and not as a derivative instrument. Accordingly, we recognize the penalties as they are incurred. Any penalties are expensed over the period to which they relate.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure and supersedes APB NO. 25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective for private companies as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method. This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date. Any options issued subsequent to January 1, 2006 will be accounted for under SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The new Statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES, continued

Recent accounting pronouncements, continued

adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153,  Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

4. INVENTORY

Inventory consists of the following at December 31:

                                                2005               2004
                                             --------------   --------------
                                             --------------   --------------

     Sheep and cows                          $                $
                                                         -          231,325
     Sheep and cow embryos                          12,882          364,126
      Other raw materials products                 122,459           25,856
                                             --------------   --------------
                                             --------------   --------------

        Total inventory                      $     135,341          621,307
                                             ==============   ==============


5. PROPERTY HELD FOR SALE AND IMPAIRMENT

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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  PROPERTY AND EQUIPMENT

Fixed assets are comprised of the following at December 31:

                                                      2005             2004
                                                ----------------   -------------
                                                ----------------   -------------

     Office equipment in the United States      $                  $
                                                         40,761               -
     Infrastructure                                     232,863
                                                                        226,506
     Building                                         6,419,830       6,244,561
     Equipment                                        1,868,498
                                                                      1,221,837
     Cows                                             1,277,875
     Other                                              644,090         626,507
                                                ----------------   -------------

        Total property and equipment                10,483,917       8,319,411

        Less accumulated depreciation               (3,166,415)     (2,415,361)
                                                ----------------   -------------

                                                $    7,317,502       5,904,050
                                                ================   =============

Depreciation   expense   during  2005  and  2004  was   $552,236   and  $471,531
respectively.


7.  INTANGIBLE ASSETS

The Company had amortized identifiable intangible assets as follows at December 31, 2005. These intangible assets were obtained as a result of the acquisition described in Note 18.

                                                    2005
                                            ---------------------
                                            ---------------------

     Patented dialysis technology           $         1,331,040

     Less accumulated amortization                      (67,631)
                                            ---------------------

        Total                               $         1,263,409
                                            =====================

Amortization expense during 2005 was $37,159. The estimated amortization expense related to identifiable intangible assets for the next five years is as follows:

      Year
     -------
     -------

       2006                      $
                                              148,636
       2007
                                              148,636
       2008
                                              148,636
       2009
                                              148,636
       2010
                                              148,636
     Thereafter                               520,229
                                 ---------------------

                                 $          1,263,409
                                 =====================

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005 and 2004:

                                                          2005           2004
                                                       ------------   ----------
                                                       ------------   ----------

     Promissory note to Market Management LLC, due
     December 11, 2005, interest payments are due semi-
     annually commencing 180 days after the date of the
     note (December 11, 2002) at 8% per year.          $              $
                                                           401,942      401,942

     Promissory note to Thomas Tedrow due December
     11, 2005 interest payments are due semi-annually
     commencing 180 days after the date of the note
     (December 11, 2002) at 8% per year.
                                                            41,424       41,424
                                                       ------------   ----------
                                                       ------------   ----------

                                                       $              $
                                                           443,366      443,366
                                                       ============   ==========

Each of the notes listed above are repayable from the first dollars received from any proceeds of any offering subsequent to the acquisition of Eternal Technology Group Ltd. or at the option of the Lender, convertible into post reverse split common shares at a rate equal to the mean of the high and low share price as of the first date that the shares begin trading subsequent to the acquisition.

The Company's Board of Directors elected to stop accruing interest effective October 1, 2004 and at December 31, 2004 the notes payable were in default. The Company is performing additional detailed review of all expenditures prior to the merger. The balances of the notes and related interest are the subject of current litigation and may change pending the outcome of the litigation as described further in note 19.


9. STOCK OPTION AND STOCK COMPENSATION PLAN

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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCK OPTION AND STOCK COMPENSATION PLAN, continued

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

As of December 31, 2005, the Company has not granted any stock options in connection with the 2004 Plan and therefore recorded no expense for this plan for the year ended December 31, 2004 or December 31, 2005.

On September 20, 2005, the Company approved the 2005 Stock Compensation Plan. This Plan provided for stock grants of up to 560,000 shares and 2,500,000 options. Pursuant to this plan, the Company issued 2,500,000 shares of common stock and received $1,000,000 and awarded 560,000 shares as stock grants for services rendered.


10. INCOME TAXES

The companies operate in several jurisdictions and may be subject to taxation in those jurisdictions.

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States of America. Accordingly, no United States corporate taxes have been provided in these consolidated financial statements. The Company has a U.S. net operating loss carry forward of $1,756,960 which will begin expiring in 2022. However a valuation allowance has been provided as management does not expect the tax benefits to be realized. No other significant deferred assets or liabilities existed at December 31, 2005. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

Under current law of the British Virgin Islands (BVI), any dividends and capital gains arising from the Company's investments are not subject to income tax in the British Virgin Islands.

Companies with operations in the Peoples Republic of China may be subject to taxes for income therein. The Income Tax Law of the Peoples Republic of China for Enterprises with Foreign Investment and Foreign Enterprises provide certain exemptions from taxation. Under current PRC law, Aershan is exempt from taxation as Aershan's operations currently benefit from a tax holiday. The tax holiday, granted by Xilingol League, which is the local government, and the central PRC government, commenced on the incorporation of Inner Mongolia Aershan Agriculture and Husbandry Technology Co., Ltd., in July 2000. The Company has benefited from this holiday since inception and because of the repeal of agricultural taxes will not be subject to tax on agricultural income in the future.

The tax holiday resulted in tax savings of $1,404,098 and $1,548,604 for the years ended December 31, 2005 and 2004 respectively. Net income per share increased approximately $0.05 and $0.05 on a basic and diluted basis for the years ended December 31, 2005 and 2004 respectively as a result of the tax holiday

E-Sea Shenzhen, a 100% owned subsidiary in the PRC, is subject to Enterprise Income Tax at the PRC rate of 15% on net profits. The provision for taxes on earnings of the PRC subsidiary for the period since it was acquired during 2005 was $70,358.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES, continued

A reconciliation of tax at the approximate U.S. statutory rates to the Company's effective rate are as follows:

                                                 2005                                  2004
                                   ----------------------------------   -----------------------------------
                                   ---------------------   ----------   -----------------------------------
                                        Amount              Percent           Amount              Percent
                                   ------------------                   -------------------      ----------
                                   ------------------      ----------   -------------------

     Income taxes at federal
        statutory rate              $      1,377,249             34%     $       1,504,604             34%
     Effect of United States
        and British Virgin
        Island losses                        267,552              7%               309,771              7%
     Income tax exemption in
        the Peoples Republic
        of China                         (1,404,098)           (35)%           (1,548,857)           (35)%
     Difference in United
        States and foreign
        rates                              (170,345)            (4)%                                  (6)%
                                                                                 (265,518)
                                   ------------------      ----------      ----------------      ----------
                                   ------------------      ----------   -------------------      ----------

        Income tax expense         $          70,358              2%    $                -              0%
                                   ==================      ==========   ===================      ==========


11. PUBLIC RELATIONS AGREEMENTS

During January 2004, the Company entered into a six-month public relations agreement with PMR and Associates, LLC (PMR). As consideration for public relations services, the Company compensates PMR the equivalent of $90,000 in shares subject to Rule 144. During February 2004, the Company issued 100,000 shares to PMR for these services. The Company expensed $90,000 associated with this agreement in 2004.

On August 1, 2004, the Company entered into a six-month public relations agreement with Empire Relations Group, Inc. ("Empire"). As consideration for public relations services, the Company compensates Empire with 100,000 shares of the Company's common stock. The Company expensed $40,700 associated with this agreement in 2004 and expressed $79,500 in 2005.


12. CONCENTRATION OF CREDIT RISKS

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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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


14.  ISSUANCE OF COMMON STOCK, WARRANTS AND CONVERTIBLE NOTES

Common stock and warrants were sold to investors in September and October 2003. Both the common stock and the warrants are subject to the Registration Rights Agreement and associated penalties. The warrants have a ratchet exercise price (i.e., the price is adjusted if the Company sells stock or warrants at a lower exercise price). Because this makes the number of shares the Company may have to issue "indeterminate", the warrants do not meet the tests in Emerging Issues Task Force ("EITF") Issue 00-19 for classification as equity (in addition to also failing the tests because of the registration rights penalties). Accordingly, they have been accounted for as derivative financial instrument liabilities, initially valued at fair value and then marked-to-market each quarter thereafter. On exercise of any of the warrants, the fair value of the derivative financial instrument as of the date of conversion is credited to equity as part of the proceeds.

The registration rights penalties through May 24, 2005 were settled by issuance to the investors of convertible notes (see below). Because of the registration rights and associated penalties, the proceeds allocated to the common stock are classified as non-equity up until the time the penalties were settled. Although the common stock itself is not a derivative, this treatment is analogous to redeemable preferred stock that is classified outside equity in the so-called "mezzanine" in accordance with SEC Accounting Series Release ("ASR") 268. The effectiveness of the required registration statement is not within the Company's control.

Warrants issued in payment of placement agent/finders' fees have registration rights and a ratchet exercise price and accordingly fail the EITF Issue 00-19 tests for classification as equity. Accordingly, they have been accounted for as derivative financial instrument liabilities, initially valued at fair value and then marked-to-market each quarter thereafter. On exercise of any of the warrants, the fair value of the derivative financial instrument as of the date of conversion is credited to equity as part of the proceeds.

None of the warrants have been exercised. By action of the Board, the exercise price of the warrants was reduced from $1.54, 1.34 and $1.11 to $0.40 on November 5, 2004.

On May 24, 2005, convertible notes were issued to investors to settle registration rights penalties due through that date. By agreement with the investors, no further penalties are due. The convertible notes do not bear interest, have no stated due date and are payable "without demand". The majority of the notes have been converted (and the shares received by the investors sold). At December 31, 2005, the balance of the convertible notes was $113,271.This balance is considered in the derivative financial instrument liabilities in the accompanying balance sheet.

The conversion price of the notes is subject to a full ratchet for sales of common stock, etc. at a lower price. Accordingly, as the number of shares is not "fixed" (as that term is used in EITF Issue 00-19 and 05-02), the convertible notes are not considered to be "conventional convertible debt" as that term is used in EITF 00-19. Accordingly, the embedded conversion option must be bifurcated and accounted for separately as a derivative instrument liability, unless it meets all the tests in EITF 00-19 for equity classification. Because of the ratchet exercise price, the number of shares the Company may have to issue is "indeterminate" and, accordingly, the embedded conversion option does not meet the tests in EITF Issue 00-19. The notes also extend the existing registration rights to the shares issued on conversion.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  ISSUANCE OF COMMON STOCK, WARRANTS AND CONVERTIBLE NOTES, continued

The initial fair value of the bifurcated embedded conversion option in the notes exceeded the face amount of the notes and therefore an immediate charge to income has been recognized for the difference (as the derivative instrument is marked-to-market). As a result, the convertible notes are initially recorded with a carrying value of zero. Ordinarily, this initial carrying value would be accreted up to the face amount (repayment amount) of the notes, by periodic interest accruals (using an effective interest method) over the life of the instruments. In this case, the notes have no stated due date and no apparent means of being liquidated, other than by conversion in accordance with their terms. The notes are mandatorily convertible if certain price and volume criteria are met. Since most of the notes have been converted within nine months of issuance (and that the entire proceeds of the notes have been allocated to the bifurcated embedded conversion option), no accretion has been recognized.


15. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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


16. ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

The Company's amounts due from/(to) directors and related parties are unsecured, interest-free and are repayable on demand.

Eternal acquired 100% interest in Willsley Company limited, which had a 100% interest in Aershan in a transaction valued at $6,000,000 from Shang Jia Ji. The $6,000,000 represents Shang Jia Ji's cost.

The Company has a payable to Ji Jun Wu, Chairman of the Board, of approximately $50,708 at December 31, 2005 and 2004. The balance represents advances made to the Company for various expenses in previous years.

China Continental, Inc. ("CCI") is a related company. One of the Company's former officers, directors and current major shareholder (Shang Jia Ji) owns more than 10% of CCI and Towering International Trade (US) Corp. The Company had a receivable from CCI of approximately $618,000 at December 31, 2003. The balance represented payments made by the Company on behalf of CCI in previous year for various operating expenses. The Company had a net payable to Shang Jia Ji of approximately $123,000 at December 31, 2003. The Company had payables of approximately $210,000 at December 31, 2003 to other entities controlled by Shang Jia Ji. These balances represented advances made to the Company for various operating expenses. These balances were settled and paid during 2004.

The Company has a payable to a former employee of approximately $160,000 at December 31, 2005 and 2004. The balance represents advances made to the Company for various expenses in previous years.During January 2003, the Company entered into a consulting agreement with Market Management, LLC pursuant to which consulting services were to be provided over a twenty-four month period. Payments for those services total $10,000 per month. Thomas L. Tedrow also controls Market Management, LLC. The total amount expensed in 2004 related to the contract with Market Management, LLC is $60,000. On July 12, 2004, the Company's Board of Directors determined the services to be provided under the agreement were no longer being rendered and cancelled the agreement effective July 1, 2004. The Company believes it has meritorious defenses to any claims related to this agreement.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS, continued

There were no related party transactions in 2005.


17. MAJOR CUSTOMERS AND SUPPLIERS

The Company purchases and sells livestock. Companies whose purchases and sales exceed 10% of total purchases and sales are as follows.

                                   2005                    2004
                           ---------------------   ---------------------
                           ---------------------   ---------------------

      Purchases:
     --------------
     --------------

     Company A                              37%                      -%
     Company B                              16%                     30%
     Company C                              19%                     16%
     Company D                              24%                      5%

        Sales:
     --------------
     --------------

     Company E                              27%                     16%
     Company F                              26%                     24%
     Company G                              23%                     39%
     Company H                              16%                      -%
     Company I                               -%                     20%


         18.  ACQUISITION OF E-SEA BIOMEDICAL ENGINEERING CO. INTERNATIONAL LTD.

On October 1, 2005, the Company acquired certain assets from E-Sea Biomedical Engineering Co. International, Ltd. ("E-Sea Int'l") for 5,709,876 shares of the Company's common stock ) representing approximately 14% of the total shares outstanding as of October 1, 2005) and $8,500,000 RMB.

E-Sea Int'l, a British Virgin Island company was incorporated on October 20, 2004 with limited liability. E-Sea Int'l owns a Chinese Patent for a dialysis technology. It also invests and owns 100% interest in E-Sea Biomedical Engineering Co. (Shenzhen) Ltd. ("E-Sea Shenzhen").

E-Sea Shenzhen was incorporated in the People's Republic of China with limited liability on July 8, 2004 and its principal activities are to produce and market a series of medical instruments for detecting breast disease, especially mammary cancer, by applying its unique image processing technology.

Since the date of acquisition, the operating results of E-Sea Int'l have been included in the Company's consolidated financial statements for the year ended December 31, 2005. The Company accounted for the acquisition using purchase accounting as prescribed by SFAS No. 141 "Business Combinations". The table below summarizes the fair values of the assets and liabilities assumed as of the date of acquisition.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  ACQUISITION  OF  E-SEA  BIOMEDICAL   ENGINEERING  CO.  INTERNATIONAL  LTD.,
     continued


            Assets Acquired                      U. S. Dollars          RMB

     Cash                                   $     1,473,092        11,932,005
     Current assets                                 551,295         4,465,493
     Property and equipment, net                    528,972         4,284,674
     Amortizable intangible assets                1,585,185        12,840,000
     Other                                          518,513         4,200,000
                                            ----------------   ---------------
                                            ----------------   ---------------

        Total assets acquired                     4,657,057        37,722,172
                                            ----------------   ---------------

            Liabilities Assumed


     Current liabilities                             89,157           722,172
                                            ----------------   ---------------


        Total liabilities assumed                    89,157           722,172
                                            ----------------   ---------------


     Net assets acquired                          4,567,900        37,000,000

            Consideration Given

     Cash                                         2,283,950        18,500,000
     Common stock                                 2,283,950        18,500,000
                                            ----------------   ---------------


        Total consideration given            $    4,567,900        37,000,000
                                            ================   ===============

     Net cash paid                           $      810,858
                                            ================


The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for the Company assuming the acquisition occurred on January 1, 2005, are as follows:

     Service revenue                                       $    24,962,983
                                                          =================


     Net income                                            $     6,040,339
                                                          =================


     Basic and diluted earnings per common share           $          0.18
                                                          =================


The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

19.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of March 1, 2006, we were a party to a single legal proceeding. This lawsuit brought by Western Securities Corporation. This cause of action seeks payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and one to Thomas L. Tedrow plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was filed in Federal Court in the Eastern District of Louisiana. The Company filed a Motion to Dismiss for lack of personal jurisdiction or alternatively a Motion to Dismiss for

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  COMMITMENTS AND CONTINGENCIES, continued

lack of venue. This motion was granted as of October 2005 and the case was transferred to Federal Court in Houston, Texas. At December 31, 2005, the Company has recorded $443,366 plus accrued interest of $77,234 related to the promissory notes. In management's opinion, after taking into account the liabilities accrued, no further liabilities should be accrued and the ultimate outcome of the lawsuit should not have a material adverse effect on the Company's consolidated financial statements in any given year.

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

Lease Contracts

The Company leases its corporate facility under a lease contracts expiring at the end of March, 2006 and another through March 15, 2007. Future annual minimum lease payments under non-cancellable operating leases are as follows at December 31, 2005:

      Year
     -------
       2006                      $
                                               11,807
       2007
                                                2,966
                                 ---------------------
                                  $             14,773
                                 =====================

Rent expense under operating lease obligations $11,807 for the years ended December 31, 2005 and 2004, respectively.

20.  RESTATEMENT

The Company has restated its 2004 financial statements from amounts previously reported. The Company has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments. Accordingly, warrants issued to certain investors and brokers have been accounted for as derivative instruments. Note 14 was added to disclose the derivative financial instrument liabilities and provide information on subsequent changes.

The Company is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as "Gain
(loss) on derivative instrument liabilities." The effect of the non-cash changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the consolidated statement of operations for the fiscal year ended December 31, 2004, was an increase in the net income of $192,444. Basic and diluted net income attributable to common shareholders per share for the fiscal year ended December 31, 2004

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  RESTATEMENT, continued

increased by $0.01. The effect on the consolidated balance sheet as of December 31, 2004 was a decrease in stockholders' equity of $881,649. In addition, the related unregistered shares of common stock have been classified as temporary equity due to the liquidated damages provision in the Company's registration rights agreements. In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

                 Balance Sheet
                                                    As Previously
                                                       Reported                Adjustment               As Restated
                                                -----------------------  -----------------------   ----------------------

                     ASSETS

Current assets                                  $           29,633,576   $                    -    $          29,633,576

Property and equipment, net                                  5,904,050                        -                5,904,050

Land use rights, net                                         4,944,639                        -                4,944,639
                                                -----------------------  -----------------------   ----------------------
                                                -----------------------  -----------------------   ----------------------


            Total assets                        $           40,482,265   $                    -    $          40,482,265
                                                =======================  =======================   ======================

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable                              $              443,366   $                         $             443,366
     Accounts payable and accrued expenses                   1,526,595                                         1,526,595
     Payable to related company                                272,465                                           272,465

     Amounts due to related parties                                  -                                                 -
     Derivative financial instruments
     liabilities                                                     -                  317,658                  317,658
                                                -----------------------  -----------------------   ----------------------
                                                -----------------------  -----------------------   ----------------------

        Total current liabilities                            2,242,426                  317,658                2,560,084
                                                -----------------------  -----------------------   ----------------------

Common stock subject to registration rights
penalties                                                            -                  563,991                  563,991

Shareholders' equity:

     Preferred stock                                                 -
     Common stock                                               30,679                    (791)                   29,888
     Additional paid-in capital                              9,740,830              (1,567,362)                8,173,468

     Stock subscription receivable                            (10,176)                                          (10,176)
     Retained earnings                                      28,478,506                  686,504               29,165,010
                                                -----------------------  -----------------------   ----------------------
                                                -----------------------  -----------------------   ----------------------

        Total shareholders' equity                          38,239,839                (881,649)               37,358,190
                                                -----------------------  -----------------------   ----------------------

            Total liabilities and
            shareholders' equity                 $          40,482,265    $                   -    $          40,482,265
                                                =======================  =======================   ======================

            Statement of Operations
                                                    As Previously
                                                       Reported                Adjustment               As Restated
                                                -----------------------  -----------------------   ----------------------
                                                -----------------------  -----------------------


Sales                                           $           16,834,759   $                    -    $          16,834,759


Income from operations                                       4,187,564                        -                4,187,564

Other income (expenses)

     Interest income                                           126,049                        -                  126,049

     Interest expense                                         (27,234)                        -                 (27,234)

     Impairment loss                                          (53,517)                        -                 (53,517)
     Gain loss on derivative financial
     instruments                                                     -                  192,444                  192,444
                                                -----------------------  -----------------------   ----------------------
                                                -----------------------  -----------------------   ----------------------

        Other income and expenses, net                          45,298                  192,444                  237,742
                                                -----------------------  -----------------------   ----------------------

               Net income                       $            4,232,862   $              192,444    $           4,425,306
                                                =======================  =======================   ======================
           per common share
     Basic and diluted                          $                 0.14                             $                0.15
                                                =======================                            ======================

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  RESTATEMENT, continued

Following is the impact of the restatement on the quarterly financial statements previously filed by the Company (unaudited):

As Originally Filed
                                        March 31           June 30              Sept. 30
                                        -------------    --------------      ----------------
                2005
--------------------------------


Current assets                       $    30,186,994   $    33,085,482    $       33,685,080
Total assets                              40,845,516        43,553,836            45,476,026

Current liabilities                        2,413,543         2,999,563             2,698,965

Unregistered common stock subject
to registration
    registration rights                            -                 -                     -

Stockholders' equity                      38,431,973        40,554,255            42,777,061

Revenues                                   2,108,747        10,123,668             5,026,968
Gross profit                                 542,313         2,652,318             1,514,566
Income (loss) from operations               (81,086)         1,986,495             1,026,030
Other income and expenses                     48,842           (6,908)                42,278
Net (loss) income                           (32,244)         1,979,587             1,068,308

Basic and diluted earnings (loss)
per share                                     (0.00)              0.06                  0.03

                2004
-------------------------------------
-------------------------------------

Current assets                       $    24,241,933   $    25,703,025    $       28,660,807
Total assets                              35,661,124        36,932,048            39,699,664

Current liabilities                        2,281,261         2,461,325             2,467,720

Unregistered common stock subject
to registration
    registration rights                            -                 -                     -

Stockholders' equity                      33,379,863        34,470,723            37,231,944

Revenues                                   2,044,578         4,096,253             9,074,651
Gross profit                                 594,641         1,595,692             3,310,555
Income from operations                        36,299           983,716             2,705,255
Other income and expenses                   (27,137)            28,470                29,035
Net income                                     9,162         1,012,186             2,734,290

Basic and diluted earnings per share            0.00              0.03                  0.09


                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  RESTATEMENT, continued

As  Restated
                                        March 31          June 30          Sept. 30
                                        -------------    -------------     -------------
                2005
------------------------------


Current assets                       $    30,186,994   $   33,085,482    $   33,685,080
Total assets                              40,845,516       43,553,836        45,476,026

Current liabilities                        3,075,801        3,869,845         4,245,401

Unregistered common stock subject
to registration
    registration rights                      563,991                -                 -

Stockholders' equity                      37,205,724       39,683,991        41,230,625

Revenues                                   2,108,747       10,123,668         5,026,968
Gross profit                                 542,313        2,652,318         1,514,566
Income (loss) from operations               (81,086)        1,986,495         1,026,030
Other income and expenses                     35,371        (110,920)         (295,799)
Net income                                  (45,715)        1,875,575           730,231

Basic and diluted earnings per share          (0.00)             0.06              0.02

                2004
-------------------------------------
-------------------------------------

Current assets                       $    24,241,933   $   25,703,025    $   28,660,807
Total assets                              35,661,124       36,932,048        39,699,664

Current liabilities                        2,848,712        2,697,973         2,682,699

Unregistered common stock subject
to registration
    registration rights                    1,247,532        1,247,532           834,190

Stockholders' equity                      31,564,880       32,986,543        36,182,775

Revenues                                   2,044,578        4,096,253         9,074,651
Gross profit                                 594,641        1,595,692         3,310,555
Income from operations                        36,299          983,716         2,705,255
Other income and expenses                   (84,486)          359,273            50,704
Net income (loss)                           (48,187)        1,342,989         2,755,959

Basic and diluted earnings per share          (0.00)             0.05              0.09


21. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                    2005            2004


Issuance of common stock for payments of notes payable           $        -  $        60,491

Inventory received for settlement of property held for sale      $        -  $     1,518,072

Convertible notes converted into common stock                    $  356,419  $             -


In addition to the items listed above, See Note 18 regarding the purchase of E-Sea.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. SEGMENT REPORTING

The operating segments presented are the segments for which separate financial information is available and for which operating performance is evaluated regularly by management to decide how to allocate resources and in to assess performance. The Company evaluates the performance of the operating segments based on income from operations that is defined as total revenues less operating expenses.

The Company has identified two reportable segments: agricultural genetics and medical devices. The agricultural genetics segment activities include a breeding center, embryo-transplantation, and propagating quality sheep meat and other livestock breeds in Inner Mongolia, PRC. Medical devices' operations include the manufacture, development, sales, marketing and delivery of medical devices in the PRC. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information regarding our reportable segments is as follows:

                                    Agricultural         Medical
                                      Genetics           Devices            Corporate              Total
                                   ----------------    --------------      --------------     -------------
                2005
--------------------------------


Revenues                        $   21,839,291   $     1,193,674         $        -         $  23,032,965
Income from operations               4,625,484           447,480           (859,350)            4,213,614

Depreciation and amortization          773,163            67,632                  -               840,795
Total assets                        44,341,305         5,051,677             199,762           49,592,744

                2004
--------------------------------

Revenues                        $   16,834,759   $             -                $  -        $  16,834,759

Income from operations               4,573,199                 -            (385,635)           4,187,564

Depreciation and amortization          760,691                 -                   -              760,691

Total assets                        40,289,041                 -             193,224           40,482,265


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 12, 2005, the Company informed Thomas Leger & Co. ("Leger") that they were being dismissed as the Company's independent accountants.

The decision to change accountants was recommended and approved by the board of directors of the Company.

Leger's audit report on the financial statements for the year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Leger, there were no disagreements with Leger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Leger, would have caused Leger to make reference to the subject matter of the disagreement(s) in connection with its report.

     During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Leger, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

     The Company has provided Leger with a copy of the disclosures it is making in response to Item 304(a) of Regulation S-K. The Company has requested that Leger review the disclosure and furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. Such letter will be filed by amendment as an exhibit to this Report upon receipt of the same.

     (b) On July 8, 2005, the Company engaged Ham, Langston & Brezina LLP ("HLB") as its new independent accountants. Prior to the engagement of HLB, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with HLB regarding the type of audit opinion which might be rendered on the Company's financial statements and no oral or written report was provided by HLB.

The Company has had no disagreements with HLB on any accounting or financial disclosure issue.

ITEM 8A.      CONTROLS AND PROCEDURE

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our former independent accountants, Thomas Leger & Co. LLP conducted audits of our financial statements for 2002, 2003 and 2004. In connection with the issuance of its report of the independent registered public accounting firm, Thomas Leger & Co. LLP reported to our Board of Directors two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following material deficiencies:

(i) The Company's reported financial statements relating to the acquisition of E-Sea Biomedical Engineering Co. International, Ltd. were indicative of a material weakness in controls over closing procedures and the accounting for non-routine transactions. We determined the Company lacked certain procedures and required expertise needed to properly account for non-routine transactions (such as acquisitions of other businesses) and preparation of its required financial statement disclosure in accordance with U.S. G.A.A.P. and SEC rules and regulations.

(ii)The Company has restated its consolidated financial statements for the year-ended December 31, 2002 to reflect merger costs of $867,411 as post acquisition activity. The restatement is considered a material weakness over financial reporting as defined by the PCAOB.

We have conducted a review of the errors requiring restatement, including a separate review by our board of directors to determine what remedial measures were necessary. We believe our management has taken or is in the process of taking the steps necessary to correct the errors and avoid similar errors in the future. One important measure is to have our President also become involved in the review of our internal controls and procedures.

As required by SEC rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

Our new independent accountants, Ham Langston & Brezina LLP conducted an audit of our financial statements for 2005. In connection with the issuance of its report to the Board of Directors, Ham Langston & Brezina LLP reported two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following specific material deficiencies.

(i) The Company lacked the required expertise needed to properly account for non-routine transactions (such as the acquisition of other businesses and preparation of its required financial statement disclosure in accordance with U.S.G.A.A.P. and SEC rules and regulations.

(ii) The Company has restated its consolidated financial statements for the year-ended December 31, 2004 to reflect the accounting for derivatives. The restatement is considered a material weakness over financial reporting as defined by the PCAOB.

Other than the foregoing initiatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with SEC's proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the efficiency of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our internal and external auditors. As a result, it is likely that additional changes will be made to our internal controls.

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

         Name          Age               Position

         Jijun Wu       69      Chairman of the Board of Directors
         Jiansheng Wei  53      President, Chief Executive Officer and Director
         Shien Zhu      49      Director
         Genchang Li    66      Director
         Shicheng Fu    42      Director
         Rui Zhai       38      Secretary
         Zheng Shen     38      Chief Financial Officer

The following is a biographical summary of the business experience of the executive officers and directors of the Company. Each officer of the Company devotes fulltime to their respective positions.

Jijun Wu has served as our Chairman of the Board since the acquisition of Eternal Technology Group Ltd. and Subsidiaries (the "Reorganization") in December 2002. From March 2000 to the Reorganization, Mr. Wu served as Chairman of Eternal Technology Group Ltd. From 1997 to 2000 he was the President of Sky Dragon Foundation. Previously, Mr. Wu served as Accountant - General of a PRC state-owned electronics company with revenues in excess of $1.5 billion and as a consultant to various multinational corporations entering the PRC market. Mr. Wu is a graduate of China Central Finance & Economics University and holds the designation of CPA in China.

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

Shien Zhu has served as a Director since 2000. Mr. Zhu served as a Director of the Company from 2000 to 2002. Since 2001, Mr. Zhu has been a professor at China Agricultural University. From 1996 to 2001, Mr. Zhu was an associate professor at China Agricultural University. Mr. Zhu is also Associate Professor and Master Director, involved in post doctorate studies, at Kochi University and Ehime University in Japan. Mr. Zhu majored in the area of early embryo vitrification freezing and transfer and mammal adoscuolation in embryo biotechnology. He invented a system of freezing and preservation, not aided by a cooling frigorimeter, which is characterized by low cost, simple operation and a high embryo survival rate. In recent years, he has written more than 40 articles that were published in international and domestic periodicals. Currently, he is undertaking vital projects for China and scientific research projects under the "Ninth Five-Year Plan" period.

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

Shicheng Fu was appointed to the Board in 2005. He is a lawyer, Dean of Law Department, Nankai University, and Supervisor for graduate students. His other professional activities include Director of China Law Institute Administrative Law Research Society, Guest Researcher of Peking University Public Law Research Center, Adjunct Researcher of State Administrative College Institute Administrative Law Research Center, Consultant to the Standing Committee of Tianjin Municipal People's Congress for legal affairs, Legal Consultant to Tianjin Municipal Government, and Arbitrator of Tianjin Arbitrator Committee. Prof. Fu attended Nankai University, Law Department from September 1981 to July 1985. He has been teaching ant Nankai University since 1985. He has participated in international academic exchanges since 1998.

Zhai Rui was appointed as corporate secretary in 2005. Ms. Zhai has a B.A. degree in computer science and has been the titular head of the company's U.S. office since February 2005. For the four years before joining the company, Ms. Rui was a systems analyst for EB Electronic Engineering Company.

Zheng Shen was appointed as the Chief Financial Officer of the Company in 2005. Ms. Shen has a Ph.D in management (accounting and auditing) from Tianjin University of Finance and Economics. Prior to joining the Company, Ms. Shen held positions with a Chinese accounting firm and in two companies as their financial manager. Ms. Shen is also a professor at Tianjin University of Finance and Economics.

Since the Company does not have an audit committee, the entire board is considered the audit committee.

The Company's Board of Directors has determined that Zheng Shen is the audit committee financial expert. Ms. Shen is not independent.

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

                                                                                Long-Term Compensation
                                  Annual Compensation                      Awards           Payouts
  Name and                                                        Restricted   Securities
  Principal                                       Other Annual    Stock        Underlying   LTIP         All Other
  Position      Year       Salary       Bonus     Compensation      Awards      Options      Payouts    Compensation
-------------- ------- --------------- --------- ---------------- ----------- ------------- ---------- ---------------

    JiJun Wu,    2005         100,000         -                -      80,000             -          -               -
  Chairman of    2004          20,000         -                -      80,000             -          -               -
    the Board    2003          27,299         -                -      80,000             -          -               -



Equity Compensation Plan Information

The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 2004 Plan is 500,000 shares. Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934 (the "Exchange Act"), the 2004 Plan is administered by the Board of Directors of the Company (the "Board") or, in the event the Board shall appoint and/or authorize a committee of two or more members of the Board to administer the 2004 Plan, by such committee (the "Plan Administrator"). Except for the terms and conditions explicitly set forth in the 2004 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the 2004 Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

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

On August 26, 2005, the shareholders approved the company's 2005 Stock Option Plan. This plan is identical to the 2004 Plan except that it provides for the issuance of 2,500,000 shares. The full number of options authorized by this plan have been exercised.

The following table gives information about equity awards under the Company's existing plan as of December 31, 2005:


                                                                                                       Number of securities
                                                                                                     remaining available for
                                                                            Weighted-average          future issuance under
                                         Number of securities to be        exercise price of        equity compensation plans
                                           issued upon exercise of        outstanding options,        (excluding securities
Plan Category                               outstanding options,          warrants and rights          reflected in column
                                             warrants and rights
-------------------------------------    ----------------------------    -----------------------    ---------------------------
-------------------------------------    ----------------------------    -----------------------    ---------------------------

Equity compensation plans approved
by security holders                                        2,500,000                       $.40                              0
Equity compensation plans not
approved by security holders                                 500,000                         --                        500,000
Warrants issued with sale of shares
                                                           1,049,575                        .40                      1,049,575
Warrants issued in exchange for
penalties                                                  1,486,867                        .25                        332,478
                                         ----------------------------    -----------------------    ---------------------------
                                         ----------------------------    -----------------------    ---------------------------
                                                           5,536,442                                                 1,882,053
                                         ============================    =======================    ===========================

Employment Contracts

The Company has an employment agreement with Zhai, Rui. This contract runs from February 20, 2006 to February 19, 2007 and pays annual compensation of $60,000.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is furnished as of December 31, 2005 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.


              Name and Address of Beneficial Owner (1)        Shares (2)             Percent of Class (2)
         ------------------------------------------------   ---------------------    ---------------------
         ------------------------------------------------   ---------------------    ---------------------

         Jijun Wu                                                      1,780,000                     4.4%
         Jiansheng Wei                                                   653,000                     1.6%
         Shien Zhu                                                        50,000                        *
         Genchang Li                                                      50,000                        *
         Shicheng Fu                                                      50,000                        *
         Rui Zhai                                                         75,100                        *
         Zheng Shen                                                            0                        *
         All executive officers and directors as a group
         (7 persons)                                                   2,658,100                     6.0%





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


(3) Address is Suite 04-06, 28/F, Block A Innotec Tower, 235 Nanjing Road, Heping District, Tianjin, PRC 300100.

Compliance With Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2005. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company does not believe that all of the filing requirements were satisfied on a timely basis in 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions

The Company's amounts due from/(to) directors and related parties are unsecured, interest-free and are repayable on demand.

The Company has a payable to Ji Jun Wu, Chairman of the Board, of approximately $50,708 at December 31, 2005 and 2004. The balance represents advances made to the Company for various expenses in previous years.

China Continental, Inc. ("CCI") is a related company. One of the Company's former officers, directors and current major shareholder (Shang Jia Ji) owns more than 10% of CCI and Towering International Trade (US) Corp. The Company had a receivable from CCI of approximately $618,000 at December 31, 2003. The balance represents payments made by the Company on behalf of CCI in previous year for various operating expenses. The Company had a net payable to Shang Jia Ji of approximately $123,000 at December 31, 2003. The Company had payables of approximately $210,000 at December 31, 2003 to other entities controlled by Shang Jia Ji. These balances represent advances made to the Company for various operating expenses. These balances were settled and paid during 2004.

The Company has a payable to a former employee of approximately $160,000 at December 31, 2004 and 2003. The balance represents advances made to the Company for various expenses in previous years.

During January 2003, the Company entered into a consulting agreement with Market Management, LLC pursuant to which consulting services were to be provided over a 24 month period. Payments for those services total $10,000 per month. Market Management, LLC is controlled by Thomas L. Tedrow, a former principal shareholder and former officer of the Company. The total amount expensed in 2004 related to the contract with Market Management, LLC was $60,000. On July 12, 2004, the Company's Board of Directors determined these services were no longer being rendered and cancelled the agreement effective July 1, 2004. The Company believes it has meritorious defenses to any claims related to this agreement.


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

          10.6* Consulting  Agreement  dated  January 1, 2003 by and between the
               Company and Market Management LLC.

          10.7 *Public Relations Agreement dated January 23, 2004 by and between the Company and PMR and Associates LLC.

          10.8* Contract dated June 13, 2003 by and between Eternal Technologies
               Group, Inc. and Paranna, Inc.

          10.9* Form of  Subscription  Agreement  relating to 2003  Placement of
               Common Stock (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

          10.10*Form of Placement  Agreement with First Montauk  Securities Corp
               (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

          10.11*Form of Warrant Agreement  (incorporated by reference to Exhibit
               10.7 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).

          10.12 Employment Agreement between Eternal Technologies Group, Inc. and Zhai Rui

          10.13 Lease for the Shenzhen facility

          10.14 Exchange Agreement between Eternal  Technologies Group, Inc. and
               E-Sea  Biomedical   Engineering  Co.   International  Ltd.  dated
               September 30, 2005 *

          14.1 *Code of Ethics for CEO and Senior Financial Officers

          31.1 *Section 302 Certification of CEO

          31.2 *Section 302 Certification of CFO

          32.1* Section 906 Certification of CEO

          32.2 *Section 906 Certification of CFO

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

                                          Fiscal 2005        Fiscal 2004
                                       ------------------    ----------------
                                       ------------------    ----------------
          Audit fees (1)                      $ 144,331           $ 142,453
          Audit related fees (2)                 13,115              39,162
          Tax fees                                4,869               5,000

          All other fees                              -                   -
                                       ------------------    ----------------
           Total                              $ 162,315           $ 186,615
                                       ==================    ================

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Thomas Leger & Co., L.L.P. and Ham Langston Brezina LP in connection with statutory and regulatory filings or engagements.

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

                               ETERNAL TECHNOLOGIES GROUP, INC.
Dated:   May 19, 2006

                               By: /s/ Jianshang Wei
                                   --------------------
                                        Jianshang Wei
                                        Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                       Title                      Date

/s/ JIJUN WU                     Chairman of the Board          May 19, 2006
JIJUN WU


/s/ JIANSHENG WEI                Chief Executive Officer and    May 19, 2006
JIANSHENG WEI                    Director


/s/ GENCHANG LI                  Director                       May 19, 2006
GENCHANG LI

/s/ SHICHANG FU                  Director                       May 19,2006
SHICHANG FU

/s/ SHIEN ZHU                    Director                       May 19, 2006
SHIEN ZHU

                                 CERTIFICATIONS
                                                                   EXHIBIT 31.1
Certification by Jiansheng Wei
Pursuant to Securities Exchange Act Rule 13a-14(a)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 19, 2006


/s/    JIANSHENG WEI

Jiansheng Wei
Chief Executive Officer

                                                                   EXHIBIT 31.2
Certification by Zheng Shen
Pursuant to Securities Exchange Act Rule 13a-14(a)

I, Zheng Shen, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 19, 2006


/s/   ZHENG SHEN

Zheng Shen
Chief Financial Officer

---------------------------------------------------------------------------


                                                                  EXHIBIT 32.1

                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Jiansheng Wei, the chief executive officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 19, 2006

/s/    JIANSHENG WEI

Jiansheng Wei
Chief Executive Officer

                                                                EXHIBIT 32.2



----------------------------------------------------------------------------
                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the chief financial officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 19, 2006

/s/    Zheng Shen

Zheng Shen
Chief Financial Officer