Form 10QSB
period 2006-03-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2006-05-25
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of May 15, 2006, 40,567,300 shares of Common Stock of the issuer were outstanding.

                        Eternal Technologies Group, Inc.
                                      INDEX


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2006 (unaudited)and
           December 31, 2005                                              3

           Unaudited Consolidated Statements of Income - For the
           three months ended March 31, 2006 and 2005                     4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2006 and 2005             5

           Notes to Unaudited Consolidated Financial Statements           6

  Item 2.  Management Discussion and Analysis or Plan of Operations       9

  Item 3.  Controls and Procedures                                       10

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             10
  Item 2.  Changes in Securities and Small Business Issuers              10
           Purchaser of Equity Securities                                10
  Item 3.  Defaults Upon Senior Securities                               10
  Item 4.  Submission of Matters to a Vote of Security Holders           10
  Item 5.  Other Information                                             10
  Item 6.  Exhibits and Reports on Form 8-K                              10

            Signatures                                                   10

            Certifications                                               12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2006
                             (UNITED STATES DOLLARS)

                                     ASSETS

                                                          March 31          December 31
                                                            2006                2005
                                                       ---------------     --------------

                                                          (Unaudited)         (Audited)
CURRENT ASSETS
  Cash and Cash equivalents                               22,955,677         18,224,488
  Short-term Investment                                    9,956,193          9,909,084
  Accounts receivable                                      3,459,777          7,137,018
  Inventories                                                168,484            135,341
  Prepayments and deposits                                   259,472            257,624
                                                         ------------       ------------
TOTAL CURRENT ASSETS                                      36,799,603         35,663,555

Advances to Distributors                                     522,700            520,227
Property and Equipment, Net                                7,188,147          7,317,502
LAND USE RIGHTS, Net                                       4,786,857          4,828,051

Intangible Assets                                          1,232,079          1,263,409
                                                         ------------       -------------

TOTAL ASSETS                                              50,529,386         49,592,744
                                                         ------------       -------------

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                            443,366         $  443,366
   Accounts payable and accrued expenses                    649,100            706,717
   Amounts due to related parties                           240,368            240,368

Derivitive Financial instrument liabilities                 493,774            562,830
                                                          -----------       ------------

TOTAL CURRENT LIABILITIES                                 1,826,608          1,953,281


SHAREHOLDERS' EQUITY
   Preferred shares - 5,000,000 authorized $.001 par -
      none issued
   Common shares - 95,000,000 shares authorized, at
  $.001 par, 40,567,300  and 39,854,026 shares issued
  and outstanding at March 31, 2006 and December
  31, 2005, respectively                                    40,567             39,854
   Paid - in capital                                    13,507,866         13,217,874
   Stock subscription receivable                           (10,176)           (10,176)
   Retained earnings                                    33,756,540         33,215,741
   Accumulative Other Comprehensive Income               1,407,981          1,176,170
                                                                            -------------
TOTAL SHAREHOLDERS' EQUITY                              48,702,778         47,639,463
                                                       ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              50,529,386         49,592,744
                                                       ============         ============

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                             (UNITED STATES DOLLARS)
                                                            March 31
                                               -------------------------------
                                                  2006               2005
                                               -------------     -------------
                                               (Unaudited)        (Unaudited)

SALES                                          $ 4,216,359         $2,108,747

COST OF SALES                                    2,789,689          1,566,434
                                                -----------       ------------

GROSS PROFIT                                    1,426,670            542,313


DEPRECIATION AND AMORTIZATION                     264,946             190,167

SELLING AND ADMINISTRATIVE EXPENSES               400,649             433,232
                                                -----------       -------------
Income From Operations                            761,075             (81,086)
OTHER INCOME (EXPENSE)
  Interest Income                                  40,728              48,842
  Change in value of dirivative
  financial instruments                          (221,649)             13,471
                                                -----------       -------------

NET INCOME BEFORE INCOME TAXES                    580,154             (45,715)

INCOME TAXES                                       39,355                  -
                                                -----------       -------------

NET INCOME (LOSS)                                 540,799           $ (45,715)
                                                ===========       =============


EARNINGS PER SHARE
  Basic and diluted
  Net income (loss)                                $ 0.01             ($0.00)
                                               ============       =============

Weighted average number of common
  shares outstanding
  Basic                                        40,074,783         29,551,485
                                               ============       =============
  Diluted                                      40,086,595         29,563,297
                                               ============       =============

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                             (UNITED STATES DOLLARS)


                                                               March 31
                                                    ----------------------------
                                                       2006              2005
                                                    -----------      -----------

                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                       540,799        $(45,715)
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      264,946         190,168
     Stock issued for services                                -               -
     Non-cash expenses for services                                      42,000
     Changes in value of Derivative
     financial instruments                              221,649          13,471
(Increase) decrease in assets:
     Inventories                                        (33,143)              -
     Accounts receivable                              3,660,793      (1,039,470)
Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities           (60,703)        153,117
     Amounts payable related parties                      3,082          18,000
                                                       -----------   -----------
     Net cash provided (used in) by operating
      activities                                       4,597,423       (668,429)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVIES
    Capital Contributed                                        -        182,377
                                                      -----------  ------------
    Net cash provided by financing activities                  -        182,377
                                                      -----------  ------------
Effect of exchange rate changes in cash                  129,766             -
NET INCREASE (DECREASE) IN CASH AND
     Cash Equivalents                                  4,727,189      (486,052)

     Cash and cash equivalents, beginning of period   18,228,488    27,473,354
                                                     ------------  ------------

     Cash and cash equivalents, at end of period      22,955,677  $ 26,987,302
                                                     ===========  =============

SUPPLEMENTARY CASH FLOWS DISCLOSURES

1. Interest paid                                               -            -
   Taxes paid                                             39,355            -

                 See Notes to Consolidated Financial Statements

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006
--------------------------------------------------------------------------------
NOTES

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 (b) Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

Principles of Consolidation

The unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant inter-company accounts and transactions.

3.  CASH AND CASH EQUIVALENTS

At March 31, 2006, substantially all of the Company's cash is to be exclusively used for operations in the PRC.

4.  RESTATEMENT

The  accompanying  March 31, 2005  financial  statements  have been  restated to
properly   account  for  derivative   financial   instruments   associated  with
convertible debt. Following is the impact of the restatement:

As Originally Filed
-------------------------------------

Current assets                       $  30,186,994
Total assets                            40,845,516

Current liabilities                      2,413,543

Unregistered common stock subject
to registration
    registration rights                          -

Stockholders' equity                    38,431,973

Revenues                                 2,108,747
Gross profit                               542,313
Income (loss) from operations             (81,086)
Other income and expenses                   48,842
Net loss                                  (32,244)

Basic and diluted earnings (loss)
per share                                   (0.00)

As  Restated
-------------------------------------

Current assets                       $   30,186,994
Total assets                             40,845,516

Current liabilities                       3,075,801

Unregistered common stock subject
to registration
    registration rights                     563,991

Stockholders' equity                     37,205,724

Revenues                                  2,108,747
Gross profit                                542,313
Income (loss) from operations              (81,086)
Other income and expenses                    35,371
Net income                                 (45,715)

Basic and diluted earnings per share         (0.00)

5. SEGMENT REPORTING

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

Information regarding our reportable segments for the three months ended March 31, 2006 and 2005, is as follows:

                                   Agricultural    Medical
                                   Genetics        Devices      Corporate      Total
                                  -------------   ----------    ----------    -------
                2006
-------------------------------


Revenues                       $   3,608,571   $    607,787    $       -     $  4,216,359
Income from operations               598,399        259,513      (96,837)         761,075

Depreciation and amortization        197,021         67,925            -          264,946
Total assets                      45,162,078      5,324,872       42,438       50,529,386

                2005
-------------------------------

Revenues                       $   2,108,747   $         -          $  -     $ 2,108,747

Income (loss) from operations        148,710             -      (229,796)        (81,086)

Depreciation and amortization        190,167             -             -         190,167

Total assets                      40,842,789             -         2,727      40,845,516


Item 2. Management Discussion and Analysis or Plan of Operation

The Company's business is highly seasonal, with most of the Company's revenue and income being earned during the second half of the calendar year. Accordingly, the results of operations for the calendar quarter ended March 31, 2006 are not indicative of the results for any other quarter or for the fiscal year.

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

Revenues

Revenues

Revenues for the three months ended March 31, 2006 increased by $2,107,612 or 99% to $4,216,359 from $2,108,747 for the corresponding period of the prior year. This increase is revenue resulted primarily from one major sale of lamb meat for $3,608,571 and $607,787 of sales in the medical devices business segment

Cost of Sales

Cost of sales for the three months ended March 31, 2006 increased by $1,223,255 or 78% to $2,789,689 from $1,566,434 from the corresponding period of the prior year. Our gross margins increased from 26% to 34% principally because of improved margins on our sales of lamb meat.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2006 totaled $264,946, an increase of $74,779 from $190,167 for the corresponding period of the prior year. This increase is substantially attributable to the acquisition of certain assets from E-Sea at the beginning of the fourth quarter of 2005.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 decreased by $32,583 or 7.5% to $400,649 from $433,232 for the corresponding period of the prior year. The decrease in the selling, general and administrative expenses is principally attributable the fact that two significant expenses occurred in the first quarter of 2005 as follows: 1) a $42,000 non-cash charge for marketing and 2) failure to register penalties of $30,441. The fact that these expenses were not recurring in 2006 was partially offset by additional expenses in the Company's medical devices business segment.

Other Income (Expense)

Other income decreased by $216,292 to $(180,921) for the three months ended March 31, 2006 from $35,371 for the corresponding period of the prior year. The increase resulted from a change in the value of derivative instruments ($235,120) and a decrease in interest income of $8,114.

Net Income (Loss)

     As a result of the foregoing, the Company reported income of $540,799 for the three months ended March 31, 2006 compared to a loss of $(45,715) for the three months ended March 31, 2005. There were no income taxes recorded for the three month period ended March 31, 2005. However, the company incurred a tax liability of $39,353 for the three months ended March 31, 2006 because of the income from E-Sea which is non-agricultural income.

Liquidity and Capital Resources

     As of March 31, 2006, the Company had cash and cash equivalents of $22,955,677 and working capital of $34,972,995. This compares with cash and cash equivalents of $18,224,488 and working capital of $33,710,274 at December 31, 2005.

     Cash provided by operating activities totaled $4,597,423 for the three months ended March 31, 2005. This compares with cash flows used in operating activities of $668,429 for the three months ended March 31, 2004. The increase in cash flows resulted from changes in the current accounts, particularly a decrease in accounts receivable of $3,660,783 and an increase in earnings and depreciation and an increase in accounts payable which was partially offset by a decrease in non-cash expenses and an increase in inventories.

     There were no investing activities by the Company during either the three months ended March 31, 2006 or 2005.

     For the three months ended March 31, 2005 the company had financing activities, all from the contribution of capital totalling $182,377.

     The company believes that it has sufficient working capital to carry out its business plan for the next twelve months.

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

As of May 15, 2006, there are no other causes of action pending against the Company.


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

                                  ETERNAL TECHNOLOGIES GROUP, INC.


                                /s/ Jiansheng Wei
                                  -------------------------------------
May 25, 2006                        Jiansheng Wei, Chief Executive Officer


                               /s/ Zheng Shen
May 25, 2006                      -------------------------------------
                                   Zheng Shen, Chief Financial Officer

                                 CERTIFICATIONS


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

Date: May 25, 2006


/s/ JIANSHENG WEI
-----------------------
Jiansheng Wei
Chief Executive Officer

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

Date: May 25, 2006


/s/ ZHENG SHEN
-----------------------
Zheng Shen
Chief Financial Officer

---------------------------------------------------------------------------


                                                                  EXHIBIT 32.1

                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Jiansheng Wei, the chief executive officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 25, 2006

/s/ JIANSHENG WEI
-----------------------
Jiansheng Wei
Chief Executive Officer

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

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the chief financial officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 25, 2006

/s/ Zheng Shen
-----------------------
Zheng Shen
Chief Financial Officer