Form 10QSB
period 2006-06-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2006-08-22
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                        62-1655508
  -------------------------                    ---------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

As of August 20 2006, 40,567,300 shares of Common Stock of the issuer were outstanding.

                               TABLE OF CONTENTS

                        ETERNAL TECHNOLOGIES GROUP, INC.

                          Part I. Financial Information




Item 1.   Financial Statements

               Unaudited Consolidated Condensed Balance Sheets at June 30, 2006 and                      3
                 December 31, 2005


               Unaudited Consolidated Condensed Statements of Operations for the three and six
                    months ended June 30, 2006 and 2005                                                  4


               Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended
                    June 30, 2006 and 2005                                                               5

               Notes to the Unaudited Consolidated Condensed Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                             10


Item 3.    Controls and Procedures                                                                       12

                                                  Part II. Other Information

Item 1.    Legal Proceedings                                                                             14


Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities               14


Item 3.     Defaults Upon Senior Securities                                                              14


Item 4.     Submission of Matters to a Vote of Security Holders                                          14


Item 5.     Other Information                                                                            14


Item 6.     Exhibits                                                                                     14

         Signatures                                                                                      15




                          Part I. Financial Information

Item 1.   Financial Statements


                        ETERNAL TECHNOLOGIES GROUP, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                       (Amounts in United States Dollars)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

                                                                      June 30,           December 31,
                                                                        2006                 2005
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------

                                     ASSETS
 Current assets:

     Cash and Cash equivalents                                    $      27,186,142    $      18,224,488

     Short-term investments                                               9,991,882            9,909,084

     Accounts receivable                                                    974,208            7,137,018

     Inventories                                                            116,153              135,341

     Prepayments and deposits                                               635,097              257,624
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------


       Total current assets                                              38,903,482           35,663,555


 Advances to distributors                                                   774,371              520,227
 Property and equipment, net of accumulated depreciation                  7,049,181            7,317,502
 Land use rights, net of accumulated amortization                         4,739,640            4,828,051

 Intangible assets                                                        1,199,026            1,263,409
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------


         Total assets                                             $      52,665,700    $      49,592,744
                                                                  ==================   ==================
                                                                  ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

     Notes Payable and convertible debt                           $         443,366    $         443,366

     Accounts payable and accrued liabilities                               822,441              706,717

     Amounts due to related parties                                         101,174              240,368
     Income taxes payable                                                   115,318                    -

     Derivative financial instrument liability                              273,783              562,830
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------


       Total current liabilities                                          1,756,082            1,953,281
                                                                  ------------------   ------------------

Commitments and contingencies:

 Stockholders' equity:
     Preferred shares - $0.001 par value, 5,000,000

      authorized, none issued or outstanding                                      -                    -
     Common shares - $0.001 par value; 95,000,000 authorized;
      40,567,300 and 39,854,026 shares issued and outstanding

      at June 30, 3006 and December 31, 2005, respectively                   40,567               39,854

     Additional paid - in capital                                        13,636,496           13,217,874

     Subscription receivable                                               (10,176)             (10,176)

     Retained earnings                                                   35,415,240           33,215,741

     Accumulated other comprehensive income                               1,827,491            1,176,170
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------


       Total stockholders' equity                                        50,909,618           47,639,463
                                                                  ------------------   ------------------


         Total liabilities and stockholders' equity               $      52,665,700    $      49,592,744
                                                                  ==================   ==================
                                                                  ==================   ==================



         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements


                        ETERNAL TECHNOLOGIES GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2006 and 2005
                       (Amounts in United States Dollars)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

                                           Three Months Ended June 30,         Six Months Ended June 30,
                                           --------------------------------  --------------------------
                                           --------------------------------
                                              2006             2005            2006          2005
                                           --------------  --------------  ------------   ------------
                                           --------------  --------------  ------------
                                                              (Restated)                   (Restated)



Sales                                      $  10,370,137   $  10,123,668   $  14,586,496    $ 12,232,415


Cost of sales                                  7,594,579       7,471,350      10,384,268       9,037,784
                                           --------------  --------------  --------------   -------------


Gross profit                                   2,775,558       2,652,318       4,202,228       3,194,631


Depreciation and amortization                    266,040         190,168         530,986         380,335

Selling, general and administrative

    expenses                                     913,881         475,655       1,314,530         908,887
                                           --------------  --------------  --------------   -------------
                                           --------------  --------------  --------------   -------------


Income from operations                         1,595,637       1,986,495       2,356,712       1,905,409
                                           --------------  --------------  --------------   -------------

Other income (expense)

    Interest income                               48,109          47,853          88,837          96,695

    Interest expense                                   -        (54,761)               -        (54,761)
    Change in value of derivative

      financial instruments                      117,435       (104,012)       (104,214)       (117,483)
                                           --------------  --------------  --------------   -------------
                                           --------------  --------------  --------------   -------------


    Other income (expense), net                  165,544       (110,920)        (15,377)        (75,549)
                                           --------------  --------------  --------------   -------------

Income before provision for

    income taxes                               1,761,181       1,875,575       2,341,335       1,829,860


Provision for income taxes                       102,481               -         141,836               -
                                           --------------  --------------  --------------   -------------


Net income                                 $   1,658,700   $   1,875,575   $   2,199,499    $  1,829,860
                                           ==============  ==============  ==============   =============

Net income per common share

    basic and diluted                      $        0.04   $        0.06   $        0.05    $       0.06
                                           ==============  ==============  ==============   =============
                                           ==============  ==============  ==============   =============

Weighted average number of
    common shares outstanding,

    basic and diluted                         40,567,300      30,679,630      40,321,041      30,679,630
                                           ==============  ==============  ==============   ============
                                           ==============  ==============  ==============   ============





         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                        ETERNAL TECHNOLOGIES GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2006 and 2005
                       (Amounts in United States Dollars)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

                                                                    2006               2005
                                                                ----------------   ----------------
                                                                ----------------
                                                                                     (Restated)

 Cash flows from operating activities

     Net income                                                 $   2,199,499    $     1,829,860
     Adjustments to reconcile net income to net cash
       provided by operating activities:

       Depreciation and amortization                                  530,986            380,335

       Common stock issued for service                                      -            134,261

       Change in value of derivative financial instruments            104,214            172,244
       Changes in operating assets and liabilities:

         Inventories                                                   20,553           (571,734)

         Accounts receivable                                        6,234,810         (9,023,668)

         Prepayments and deposits                                    (374,874)                 -

         Accounts payable and accrued expenses                         69,152            597,497

         Account payable to related parties                         (141,619)            104,879
                                                                --------------   ----------------
                                                                --------------   ----------------


           Net cash provided by operating activities                8,642,721        (6,376,326)
                                                                --------------   ----------------
                                                                --------------   ----------------

 Cash flows from investing activities:

     Advances to distributors                                       (249,796)                  -
                                                                --------------   ----------------
                                                                --------------   ----------------


           Net cash provided by investing activities                (249,796)                  -
                                                                --------------   ----------------
                                                                --------------   ----------------

 Cash flows from financing activities:

     Capital contributed                                                    -            232,812
                                                                --------------   ----------------
                                                                --------------   ----------------


           Net cash provided by financing activities                        -            232,812
                                                                --------------   ----------------
                                                                --------------   ----------------


 Effect of exchange rate changes on cash                              568,729                  -
                                                                --------------   ----------------


 Net increase (decrease) in cash and cash equivalents               8,961,654        (6,143,514)


 Cash and cash equivalents, beginning of period                    18,224,488         27,473,354
                                                                --------------   ----------------


 Cash and cash equivalents, end of period                       $  27,186,142    $    21.329.840
                                                                ==============   ================

 Supplemental disclosure of cash flow information:

     Interest Paid                                              $             -    $             -
                                                                ================   ================
                                                                ================   ================


     Tax paid                                                   $        26,518    $             -
                                                                ================   ================
                                                                ================   ================





                   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
--------------------------------------------------------------------------------


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

     E-Sea Biomedical Engineering Co. International Ltd. was incorporated on October 20, 2004 under the laws of the British Virgin Islands. (E-Sea) E-Sea owns all of the issued and outstanding stock of E-Sea Shenzhen which owns a Chinese patent for dialysis technology and produces and markets a series of instruments for detecting breast disease specifically breast cancer by applying its image processing technology. E-Sea was acquired as of the close of business on September 30, 2005.

     Inventory

     Livestock inventories that are purchased for embryo transplanting, resale, or meat processing are recorded at historical cost. Estimated costs of raised livestock prior to use for embryo transplanting, sale, or meat processing are accumulated and capitalized as inventory at the balance sheet date. Embryo inventories are recorded at historical cost. Inventories are measured at lower of cost and net realizable value using the first-in first-out ("FIFO") or weighted average cost formulas. The Company performs a quarterly review of its inventory to identify slow moving, obsolete or otherwise impaired inventory. The identification process includes historical performance of the inventory, current operational plans for the inventory, as well as industry and customer specific trends. If actual results differ from management expectations with respect to the selling of inventories at amounts equal to or greater than their carrying amounts, an adjustment to inventories would be made.

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

     Foreign Currency Translation

     The Company's reporting currency is the US$. The Company maintains no material accounts in currency of the United States of America. All of the subsidiaries maintain their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the balance sheet amounts from RMB into US$ has been made at the single rate of exchange on June 30, 2006 and December 31, 2005, of 8.01 and 8.07 RMB/US$, respectively. The income statement has been translated at the average rate of exchange in effect during the period of 8.04 RMB/US$ and 8.3 RMB/US$ for the six months ended June 30, 2006 and 2005, respectively. No representation is made as to whether the RMB amounts could have been, or could be, converted into US$ at that rate on June 30, 2006 or 2005 or at any other date.

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

                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
--------------------------------------------------------------------------------


1.   Background and Critical Accounting Policies, continued

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

     Effective January 1, 2006 the Company adopted the revision to SFAS 123 ("SFAS 123R"), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified prospective method. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires companies to expense the fair value of employee stock options and similar awards.

     Use of Estimates

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     In November 2004, FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. The adoption of SFAS No. 151 during the first quarter of 2006 had no material impact on the Company's consolidated financial position, results of operations.

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

     In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.    Cash and Cash Equivalents

     At June 30, 2006, the Company maintains bank accounts in the PRC of approximately $27,186,142.

4.    Notes Payable

     The Company's promissory notes payable are in default at June 30, 2006 and 2005 and the holder of the notes has filed suit for payment of the notes. The Company believes it has meritorious defenses to the lawsuit related to the notes.

                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
--------------------------------------------------------------------------------


5.   Income Taxes

     The companies operate in several jurisdictions and may be subject to taxation in those jurisdictions.

     It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States of America. Accordingly, no United States corporate taxes have been provided in these consolidated financial statements. The Company has a U.S. net operating loss carry forward of approximately $2,300,000 expire in years between 2022 and 2025. However a valuation allowance has been provided as management does not expect the tax benefits to be realized. No other significant deferred assets or liabilities existed at December 31, 2005. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

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

     The tax holiday resulted in tax savings that account for substantially the entire difference between the income tax provision that would be expected using United States federal statutory tax rates and the tax provision of zero for the three and six months ended June 30, 2005. The tax provision for the corresponding period of the current year were $102,481and $ 141,836 respectively, all from the business activities of E-Sea.

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

7.   Related Party Transactions

     During the three and six months ended the Company engaged in various transactions with related parties as follows:

--------------------------------------------------------------------------------

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                     ------------------------------  ---------------------------------
                                     ------------------------------
                                         2006            2005            2006                 2005
                                     --------------  --------------  --------------   ----------------

      Common stock sold by
      officer/director
        with proceeds contributed to
        the
        Company for payment of
        operating
        expenses                     $        -        $  50,435     $       -          $   232,812


                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
--------------------------------------------------------------------------------


8.   Segment Reporting

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

Information regarding our reportable segments for the six months ended June 30, 2006 and 2005, is as follows:


                                         Agricultural            Medical
                                           Genetics              Devices              Corporate              Total
                                        ----------------     ----------------      ----------------     ----------------

                2006
-------------------------------------
-------------------------------------

Revenues                             $       12,522,328   $        2,064,168    $                -   $       14,586,496
Income from operations                        2,022,248              944,726             (610,262)            2,356,712
Depreciation and amortization                   394,855              136,131                     -              530,986
Total assets                                 46,668,036            5,985,406                12,258           52,665,700

                2005
-------------------------------------
-------------------------------------

Revenues                             $       12,232,415   $                -    $                -   $       12,232,415
Income (loss) from operations                 2,285,875                    -             (380,466)            1,905,409
Depreciation and amortization                   380,335                    -                     -              380,335
Total assets                                 43,553,836                    -                     -           43,553,836


Information regarding our reportable segments for the three months ended June
30, 2006 and 2005, is as follows:

                                         Agricultural            Medical
                                           Genetics              Devices              Corporate              Total
                                        ----------------     ----------------      ----------------     ----------------
                2006
-------------------------------------
-------------------------------------

Revenues                             $        8,913,757   $        1,456,381    $                -   $       10,370,137
Income from operations                        1,423,849              685,213             (513,425)            1,595,637
Depreciation and amortization                   197,834               68,206                     -              266,040
Total assets                                 46,668,036            5,985,406                12.258           52,665,700

                2005
-------------------------------------
-------------------------------------

Revenues                             $       10,370,137   $                -    $                -   $       10,123,668
Income (loss) from operations                 2,137,165                    -             (150,670)            1,986,495
Depreciation and amortization                   190,168                    -                     -              190,168
Total assets                                 43,553,836                    -                     -           43,553,836


                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
--------------------------------------------------------------------------------


9.   Non-Cash Investing and Financing

     During the three and six months ended the Company engaged in various transactions with related parties as follows:

--------------------------------------------------------------------------------

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                      ------------------------------  -----------------------------
                                      ------------------------------
                                          2006          2005             2006               2005
                                      --------------  --------------  -------------   -------------

      Common stock issued to convert
      debt                            $    52,262             -        $  419,335             -

10.    Restatement

     The accompanying June 30, 2005 financial statements have been restated to properly account for derivative financial instruments associated with convertible debt. Following is the impact of the restatement:

       As Originally Filed

                      2005
       ------------------------------------
       ------------------------------------

       Current assets                         $       33,085,482
       Total assets                                   43,553,836

       Current liabilities                             2,999,563

       Common stock subject to
       registration right
           penalties                                           -

       Stockholders' equity                           40,554,255

       Revenues                                       10,123,668
       Gross profit                                    2,652,318
       Income from operations                          1,986,495
       Other income and expenses                         (6,908)
       Net income                                      1,979,587

       Basic and diluted earnings per
       share                                                0.06
       As  Restated

                      2005
       ------------------------------------
       ------------------------------------

       Current assets                         $       33,085,482
       Total assets                                   43,553,836

       Current liabilities                             3,434,704

       Common stock subject to
       registration right
          Penalties                                       91,675

       Stockholders' equity                           40,138,225

       Revenues                                       10,123,668
       Gross profit                                    2,652,318
       Income (loss) from operations                   1,986,495
       Other income and expenses                       (110,920)
       Net income                                      1,875,575

       Basic and diluted earnings per
       share                                                0.06

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company's business is seasonal. Accordingly, the results of operations for the three and six month periods ended June 30, 2006 are not indicative of the results for any other quarter, period or for the fiscal year.

The following is derived from, and should be read in conjunction with, our unaudited consolidated condensed financial statements, and related notes, as of and for the three and six months ended June 30, 2006 and 2005.

Three Months Ended June 30, 2006 Compared to Three months Ended June 30, 2005

Revenues

Revenues for the three months ended June 30, 2006 increased by $246,469 or 2.4% to $10,370,137 from $10,123,668 for the corresponding period of the prior year. This increase resulted from an increase in sheep embryo transfer revenue of $1,346,155, and the inclusion of E-Sea's sales of $1,458,099. These amounts were offset by decrease in cattle embryo transfers of $656,104, a decrease in the sale of sheep of $231,437 and a decrease in the sales of roll mutton of $1,645,320.

Cost of Sales

Cost of sales for the three months ended June 30, 2006 increased by $123,229 or 1.6% to $7,594,579 from $7,471,350 for the corresponding period of the prior year. This increase resulted from a 2.4% increase in sales. The gross profit margin from cattle embryo transfers was 27%, gross profit margin from sheep embryo transfers was 8.3%, the gross profit margin from the sale of roll mutton was 19.7% and on the gross margin on the sale of E-Sea products was 55.5%.

Depreciation and Amortization

Depreciation and amortization expenses increased by $75,872 or 39.9% to $266,049 from $190,168 for the corresponding period of the prior year. This increase is attributable to the acquisition of E-Sea.

Selling and Administrative Expenses

Selling and administrative expenses increased by $438,226 or 82.6% to 913,881 from $530,416 for the corresponding period of the prior year. This increase resulted primarily from an increase in professional fees, but also included an increase in salaries of $85,893 related to board approved changes in employees salaries and an increase in public relation fees of $72,917.

Other Income (Expense)

For the three months ended June 30, 2006 the company experienced a small increase of $256 in other income (interest) to $48,109 from $47,853 for the corresponding period of the prior year. The increase is attributable to an increase in balances on deposit.

For the three months ended June 30, 2006 the company had a positive change in the value of derivative instruments of $117,435. For the three months ended June 30, 2005 the company had a negative change in the value of derivative instruments of $104,012.

For the three months ended June 30, 2006, the Company provided taxes on its income from its E-Sea operations. The remained of the Company's income is from agricultural activities and benefits from a tax holiday. Since E-Sea was not part of the affiliated group as of June 30, 2005, there was no provision for income taxes for the corresponding period of the prior year.

As a result of the foregoing, the company had net income of $1,658,700 or $.05 per share for the three months ended June 30, 2006 compared to net income of $1,875,575 or $.06 per share for the corresponding period of the prior year.

Six Months Ended June 30, 2006 As Compared to Six Months Ended June 30, 2005

Revenues

Revenues for the six months ended June 30, 2006 increased by $2,354,081 or 19.2% to $14,586,496 from $12,232,415 for the corresponding period of the prior year. This increase is primarily attributable to the addition of E-Sea, which generated revenues of $2,064,168.

Cost of Sales

Cost of sales for the six months ended June 30, 2006 increased by $1,346,484 or 14.9% to $10,384,268 from $8,037,784 for the corresponding period of the prior year. This increase resulted from the addition of E-Sea, which had cost of sales of $787,612, and from changes in the sales mix of cattle embryo transfers, sheep embryo transfers and sales of roll mutton.

Depreciation and Amortization

Depreciation and amortization expenses increased by $150,651 or 39.6% to $530,986 from $380,335 for the corresponding period of the prior year. This increase is attributable to the acquisition of E-Sea.

Selling and Administrative Expenses

Selling and administrative expenses increased by $405,643 or 44% to $1,314,530 from $963,648 for the corresponding period of the prior year. This increase resulted primarily from an increase in professional fees, but also included an increase in salaries related to board approved changes in employees salaries and an increase in public relation fees.

 Other Income (Expense)

For the six months ended June 30, 2005 the company experienced a decrease in other income of $60,172. This resulted from a decrease in interest expense of $54,761 the six-month period ended June 30, 2006 due to debt conversions.

The Company provided taxes on its income from the E-Sea operations of $142,126 for the six-month ended June 30, 2006. E-Sea was not part of the affiliated group during the corresponding period of the prior year.

As a result of the foregoing, the Company had net income of $2,199,499 or $.06 per share for the six months ended June 30, 2006 compared to net income of $1,829,860 or $.06 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash and cash equivalents of $27,186,142 and working capital of $37,147,400. This compares with cash and cash equivalents of $18,224,488 and working capital of $33,710,274 as of December 31, 2005.

Cash provided by operating activities totaled $8,642,721 for the six months ended June 30, 2006. This compares with cash used in operating activities of $6,376,326 for the corresponding period of the prior year. This $15,199,881 positive increase was almost entirely attributable to changes in trade receivables and the timing of collections.

Cash used in investing activities was $249,796 for the six months ended June 30, 2006; however the Company used no cash in investing activities during the period ended June 30, 2005. All of the cash used in investing activities during the six months ended June 30, 2006 was for advances to product distributors.

There was no cash provided from financing activities for the six months ended June 30, 2006. This compares with cash provided from financing activities of $232,812 for the six months ended June 30, 2005. The 2005 amount consists entirely of contributed capital.

At June 30, 2006, the Company lists notes payable of $443,366. These notes are currently the subject of litigation where the Company is challenging their validity.

The Company has cash and bank balances of $27,186,142 at June 30, 2006 and these balances are more than sufficient to cover its PRC operations. However, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless the Company is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out its business objectives outside the PRC for the next twelve (12) months.

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

Our new independent accountants, Ham Langston & Brezina LLP conducted an audit of our financial statements for 2005. In connection with the issuance of its report to the Board of Directors, Ham, Langston & Brezina LLP reported two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following specific material deficiencies.

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

As of August 20, 2006, there are no other causes of action pending against the Company.


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


                        ETERNAL TECHNOLOGIES GROUP, INC.


                        /s/ JIANSHENG WEI
                       -------------------------------------
August 21, 2006         Jiansheng Wei,  Chief Executive Officer


                       /s/   ZHENG SHEN
August 21, 2006        -------------------------------------
                       Zheng Shen, Chief Financial Officer

                                 CERTIFICATIONS
                                                                 EXHIBIT 31.1

Certification  by  Jiansheng  Wei  Pursuant  to  Securities  Exchange  Act  Rule
13a-14(a)

I, Jiansheng Wei, certify that:

1. I have reviewed this quarterlyl report on Form 10-QSB of Eternal Technologies Group, Inc.;

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

Date: August 21, 2006

/s/ JIANSHENG WEI

Jiansheng Wei
Chief Executive Officer

                                                                 EXHIBIT 31.2

Certification by Zheng ShenPursuant to Securities Exchange Act Rule 13a-14(a)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-15(f) for the registrant and have:

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

Date: August 21, 2006

/s/   ZHENG SHEN

Zheng Shen
Chief Financial Officer

                                                                 EXHIBIT 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Jiansheng Wei, the Chief Executive Officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the six months ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 21, 2006

/s/ JIANSHENG WEI

Jiansheng Wei
Chief Executive Officer

                                                                 EXHIBIT 32.2

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the chief financial officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the six months ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 21, 2006

/s/      ZHENG SHEN

Zheng Shen
Chief Financial Officer