Form 10QSB
period 2006-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2006-11-14
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2006

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-27929


                        ETERNAL TECHNOLOGIES GROUP, INC.
                    _________________________________________
             (Exact name of registrant as specified in its charter)


                Nevada                                          62-1655508
_____________________________                   ___________________________
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

As of November 14, 2006, 40,567,300 shares of Common Stock of the issuer were outstanding.

                                TABLE OF CONTENTS

                        ETERNAL TECHNOLOGIES GROUP, INC.

Part I. Financial Information




Item 1.   Financial Statements

          Unaudited Consolidated Condensed Balance Sheet at
          September 30, 2006                                                   3

          Unaudited Consolidated Condensed Statements of Operations for
          the three and nine months ended September 30, 2006 and 2005          4


          Unaudited Consolidated Condensed Statements of Cash Flows for
          the nine months ended September 30, 2006 and 2005                    5

          Notes to the Unaudited Consolidated Condensed Financial Statements   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10


Item 3.   Controls and Procedures                                             12

                           Part II. Other Information

Item 1.   Legal Proceedings                                                   14


Item 2.   Changes in Securities and Small Business Issuer Purchases of
          Equity Securities                                                   14


Item 3.   Defaults Upon Senior Securities                                     14


Item 4.   Submission of Matters to a Vote of Security Holders                 14


Item 5.   Other Information                                                   14


Item 6.   Exhibits                                                            14

          Signatures                                                          15

                          Part I. Financial Information

Item 1.   Financial Statements

                        ETERNAL TECHNOLOGIES GROUP, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                               September 30, 2006
                       (Amounts in United States Dollars)
----------------------------------------------------------------------
----------------------------------------------------------------------




                                     ASSETS
 Current assets:
     Cash and cash equivalents                                    $   14,891,671
     Short-term investments                                           25,262,732
     Accounts receivable                                               2,379,749
     Inventories                                                          58,963
     Prepayments and deposits                                            263,352
                                                                  --------------
                                                                  --------------

       Total current assets                                           42,856,467

 Advances to distributors                                                783,145
 Property and equipment, net of accumulated depreciation               6,962,452
 Land use rights, net of accumulated amortization                      4,728,236
 Intangible assets                                                     1,174,717
                                                                  --------------
                                                                    ------------

         Total assets                                             $   56,505,017
                                                                  ==============
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Notes Payable and convertible debt                           $      443,366
     Accounts payable and accrued liabilities                          1,864,418
     Amounts due to related parties                                      215,861
     Income taxes payable                                                354,261
     Derivative financial instrument liability                           286,451
                                                                  --------------
                                                                  --------------

       Total current liabilities                                       3,164,357
                                                                  --------------

Commitments and contingencies:

 Stockholders' equity:
     Preferred shares - $0.001 par value, 5,000,000
      authorized, none issued or outstanding                                   -
     Common shares - $0.001 par value; 95,000,000 authorized;
      40,567,300 and 39,854,026 shares issued and outstanding
      at September 30, 3006 and December 31, 2005, respectively           40,567
     Additional paid - in capital                                     13,636,496
     Subscription receivable                                            (10,176)
     Retained earnings                                                37,258,983
     Accumulated other comprehensive income                            2,414,790
                                                                  --------------
                                                                  --------------

       Total stockholders' equity                                     53,340,660
                                                                  --------------

         Total liabilities and stockholders' equity               $   56,505,017
                                                                  ==============


   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        ETERNAL TECHNOLOGIES GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2006 and 2005
                       (Amounts in United States Dollars)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                             Three Months Ended September 30,         Nine Months Ended September 30,
                                           --------------------------------------  ---------------------------------------
                                           --------------------------------------
                                                 2006                2005                2006                 2005
                                           ------------------  ------------------  ------------------   ------------------
                                           ------------------  ------------------  ------------------

                                                                  (Restated)                               (Restated)

Sales                                      $   7,116,175   $       5,026,968   $      21,702,671    $      17,259,383

Cost of sales                                  3,893,304           3,512,402          14,277,572           12,550,186
                                           --------------  ------------------  ------------------   ------------------

Gross profit                                   3,222,871           1,514,566           7,425,099            4,709,197

Depreciation and amortization                    267,573             193,619             798,559              573,954

Selling, general and administrative
    expenses                                     975,078             294,917           2,289,608            1,203,804
                                           --------------  ------------------  ------------------   ------------------
                                           --------------  ------------------  ------------------   ------------------

Income from operations                         1,980,220           1,026,030           4,336,932            2,931,439
                                           --------------  ------------------  ------------------   ------------------

Other income (expense)
Interest income                                   52,384              42,278             141,221              138,973
Interest expense                                       -                   -                   -             (54,761)
Change in value of derivative
financial instruments                             64,373           (338,077)            (39,841)            (455,560)
                                           --------------  ------------------  ------------------   ------------------
                                           --------------  ------------------  ------------------   ------------------

    Other income (expense), net                  116,757           (295,799)             101,380            (371,348)

Income before provision for
    income taxes                               2,096,977             730,231           4,438,312            2,560,091

Provision for income taxes                       253,234                   -             395,070                    -
                                           --------------  ------------------  ------------------   ------------------

Net income                                 $   1,843,743   $         730,231   $       4,043,242    $       2,560,091
                                           ==============  ==================  ==================   ==================

Net income per common share
Basic and diluted                          $        0.05   $            0.02   $            0.10    $            0.08
                                           ==============  ==================  ==================   ==================
                                           ==============  ==================  ==================   ==================

Weighted average number of
common shares outstanding,
Basic and diluted                             40,567,300          30,733,058          40,321,041           30,696,630
                                           ==============  ==================  ==================   ==================
                                           ==============  ==================  ==================   ==================



   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        ETERNAL TECHNOLOGIES GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2006 and 2005
                       (Amounts in United States Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                          2006                 2005
                                                                    ------------------   ------------------
                                                                                            (Restated)

 Cash flows from operating activities
     Net income                                                     $       4,043,243    $       2,560,091
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          798,559              573,954
       Amortization of beneficial conversion feature                                -               54,761
       Stock issued for services                                                    -              193,831
       Change in value of derivative financial instruments                     39,841              455,560
       Changes in operating assets and liabilities:
         Inventories                                                           79,055              246,462
         Accounts receivable                                                4,898,444          (7,606,388)
         Prepayments and deposits                                               (633)                 (15)
         Accounts payable and accrued expenses                              1,420,264              261,053
         Account payable to related parties                                  (29,262)              140,725
                                                                    ------------------   ------------------
                                                                    ------------------   ------------------

        Purchase
           Net cash provided by (used in) operating activities             11,249,511          (3,119,966)
                                                                    ------------------   ------------------
                                                                    ------------------   ------------------

 Cash flows from investing activities:
     Purchase of  Short-term investments                                 (15,157,639)                    -
      Purchase of fixed assets                                                      -          (1,516,830)
     Advances to distributors                                               (252,628)                    -
                                                                    ------------------   ------------------
                                                                    ------------------   ------------------

           Net cash (used in) investing activities                       (15,410,267)          (1,516,830)
                                                                    ------------------   ------------------
                                                                    ------------------   ------------------

 Cash flows from financing activities:
     Capital contributed                                                            -              330,899
                                                                    ------------------   ------------------
                                                                    ------------------   ------------------

           Net cash provided by financing activities                                -              330,899
                                                                    ------------------   ------------------
                                                                    ------------------   ------------------

 Effect of exchange rate changes on cash                                      827,939              997,460
                                                                    ------------------   ------------------

 Net decrease in cash and cash equivalents                                (3,332,817)          (3,308,437)

 Cash and cash equivalents, beginning of period                            18,224,488           27,473,354
                                                                    ------------------   ------------------

 Cash and cash equivalents, end of period                           $      14,891,671    $      24,164,917
                                                                    ==================   ==================

 Supplemental disclosure of cash flow information:
     Interest paid                                                  $               -    $               -
                                                                    ==================   ==================
                                                                    ==================   ==================

     Income Tax paid                                                $         395,070    $               -
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

Pursuant to an exchange agreement, Eternal Technologies Group, Inc., ("Company") formerly known as Waterford Sterling Corporation, completed its acquisition of 100% interest of Eternal Group Limited and Subsidiaries on December 12, 2002. The Company has treated the transaction as a reverse merger for accounting purposes. Immediately following the acquisition, the former shareholders of Eternal Technology Group Limited, a British Virgin Islands limited liability company, owned approximately 85% of the issued and outstanding common shares of Eternal Technologies Group Inc.

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

Aershan was incorporated in the People's Republic of China ("the PRC") with limited liability on July 11, 2000. Its principal activities are to transplant embryos, and to propagate quality meat, sheep and other livestock breeds in Inner Mongolia. However, because of restrictions on the use of the farm in Inner Mongolia by the PRC government, the operations were terminated at the farm and the farm land was leased to a PRC company for the growing of trees.

E-Sea Biomedical Engineering Co. International Ltd. was incorporated on October 20, 2004 under the laws of the British Virgin Islands. (E-Sea) E-Sea owns all of the issued and outstanding stock of E-Sea Shenzhen which owns a Chinese patent for dialysis technology and produces and markets a series of instruments for detecting breast disease specifically breast cancer by applying its image processing technology. The assets of E-Sea were acquired as of the close of business on September 30, 2005 for 5,709,875 shares of the Company's common stock and $2,283,950 in cash.

     Inventory

Embryo inventories are recorded at historical cost. Inventories are measured at the lower of cost or net realizable value using the first-in first-out ("FIFO") or weighted average cost formulas. The Company performs a quarterly review of its inventory to identify slow moving, obsolete or otherwise impaired inventory. The identification process includes historical performance of the inventory, current operational plans for the inventory, as well as industry and customer specific trends. If actual results differ from management expectations with respect to the selling of inventories at amounts equal to or greater than their carrying amounts, an adjustment to inventories would be made.

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

     Foreign Currency Translation

The Company's reporting currency is the US$. The Company maintains no material accounts in currency of the United States of America. All of the subsidiaries maintain their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the balance sheet amounts from RMB into US$ has been made at the single rate of exchange on September 30, 2006 and December 31, 2005, of 7.92 and 8.07 RMB/US$, respectively. The income statement has been translated at the average rate of exchange in effect during the period of 7.97 RMB/US$ and 8.24 RMB/US$ for the three months ended, and 8.02 RMB/US$ and 8.3 RMB/US$ for the nine months ended September 30, 2006 and 2005, respectively. No representation is made as to whether the RMB amounts could have been, or could be, converted into US$ at that rate on September 30, 2006 or 2005 or at any other date.

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

                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
-------------------------------------------------------------------------------


1.   Background and Critical Accounting Policies, continued

     Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104 (SAB 104), revenues from the sale of livestock, embryos, raw materials and equipment is recognized when realized or realizeable, and when earned. In general this is when title and risk of loss passes to the customer. Further, revenues are generally realized when we have persuasive evidence of a sales arrangement, the product has been shipped or the services have been provided to the customers, the sales price is fixed or determinable, and colletibly is reasonably assured.

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

In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.    Cash and Cash Equivalents

At September 30, 2006, the Company maintains bank accounts in the PRC of $14,888,941.

4.   Notes Payable

The Company's promissory notes payable are in default at September 30, 2006 and 2005. The holder of the notes has filed suit for payment of the notes. The case is scheduled for trial in Houston, Texas in February, 2007. The Company believes it has meritorious defenses to the lawsuit related to the notes.

                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
-----------------------------------------------------------------------------

5.   Income Taxes

Companies with operations in the Peoples Republic of China may be subject to taxes for income therein. The Income Tax Law of the Peoples Republic of China for Enterprises with Foreign Investment and Foreign Enterprises provide certain exemptions from taxation. Under current PRC law, all taxes on agriculture have been eliminated. Previously (from July, 2000 through 2005) Aershan enjoyed a tax holiday. Therefore, Aershan's business activities are not and have not been subject to tax.

The tax holiday in the prior years resulted in tax savings that account for substantially the entire difference between the income tax provision that would be expected using United States federal statutory tax rates and the tax provision of zero for the three and nine months ended September 30, 2005. The tax provisions for the three and nine month periods of the current year were $253,234 and $395,070 respectively, all from the business activities of E-Sea.

 6.   Contingencies

In conjunction with certain subscription agreements entered into during 2003, the Company agreed to register the shares issued under a Form SB-2 registration statement. There were penalties for not timely meeting filing and effectiveness deadlines, and the Company received claims related to these penalties. On May 24, 2005 the Company issued convertible notes, allowing for conversion of the penalty to the Company's common stock, to certain holders of the subscription agreements who accepted settlement. One subscription agreement holder elected to not accept a convertible note and is pursuing legal action as discussed in Part II, Item 1.

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

7.   Related Party Transactions

During the three and nine month periods ended September 30, 2006 and 2005, the Company engaged in various transactions with related parties as follows:


                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                    ----------------------------------     --------------------------------
                                          2006         2005                     2006            2005
                                    ------------  -------------               ---------      ------------

      Common stock sold by
      officer/director
        with proceeds contributed to
        the
        Company for payment of
        operating
        expenses                    $         -     $     98,087             $      -       $     441,298

                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
----------------------------------------------------------------------------


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

Information regarding our reportable segments for the nine months ended September 30, 2006 and 2005, is as follows:

                                         Agricultural            Medical
                                           Genetics              Devices              Corporate              Total
                                        ----------------     ----------------      ----------------     ----------------

                2006
-------------------------------------
-------------------------------------

Revenues                             $    15,941,035   $        5,761,636    $                -   $       21,702,671
Income from operations                     2,406,029            2,624,488             (693,585)            4,336,932
Depreciation and amortization                593,829              204,730                     -              798,559
Total assets                              48,760,179            7,742,108                 2,730           56,505,017

                2005
-------------------------------------
-------------------------------------

Revenues                             $    17,259,383   $                -    $                -   $       17,259,383
Income from operations                     3,566,501                    -             (635,062)            2,931,439
Depreciation and amortization                573,954                    -                     -              573,954
Total assets                              45,430,912                    -                45,114           45,476,026


Information  regarding  our  reportable  segments  for the  three  months  ended
September 30, 2006 and 2005, is as follows:

                                         Agricultural            Medical
                                           Genetics              Devices              Corporate              Total
                                        ----------------     ----------------      ----------------     ----------------
                2006
-------------------------------------
-------------------------------------

Revenues                             $        3,418,707   $        3,697,468    $                -   $        7,116,175
Income from operations                          383,781            1,679,762              (83,323)            1,980,220
Depreciation and amortization                   198,974               68,599                     -              267,573


                2005
-------------------------------------
-------------------------------------

Revenues                             $        5,026,968   $                -    $                -   $        5,026,968
Income from operations                        1,133,157                    -             (107,127)            1,026,030
Depreciation and amortization                   193,619                    -                     -              193,619


                        ETERNAL TECHNOLOGIES GROUP, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Amounts in United States Dollars)
-------------------------------------------------------------------------------


9.   Non-Cash Investing and Financing

During the three and nine month periods ended September 30, 2006, the Company had as follows:

                                             The Following Non-Cash Investing
                                                 And Financing Activities
                                           -------------------------------------
                                                 2006                2005
                                           ------------------  -----------------

      Common stock issued to convert
      debt                                 $         419,335              -

10.    Restatement

The accompanying three month periods ended September 30, 2005 financial statements have been restated to properly account for derivative financial instruments associated with convertible debt. Following is the impact of the restatement:

       As Originally Filed

                      2005
       ------------------------------------
       ------------------------------------

       Current assets                         $       33,685,080
       Total assets                                   45,476,026

       Current liabilities                             2,698,965

       Common stock subject to
       registration right
           Penalties                                           -

       Stockholders' equity                           42,777,061

       Revenues                                        5,026,968
       Gross profit                                    1,514,566
       Income from operations                          1,026,030
       Other income and expenses                          42,278
       Net income                                      1,068,308

       Basic and diluted earnings per
       share                                                0.03
       As Restated
       As Restated
        As  Restated

                      2005
       ------------------------------------
       ------------------------------------

       Current assets                         $       33,685,080
       Total assets                                   45,476,026

       Current liabilities                             4,245,401

       Common stock subject to
       registration right
          Penalties                                            -

       Stockholders' equity                           41,230,625

       Revenues                                        5,026,968
       Gross profit                                    1,514,566
       Income (loss) from operations                   1,026,030
       Other income and expenses                       (295,799)
       Net income                                        730,231

       Basic and diluted earnings per
       share                                                0.02

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company's business is seasonal. Accordingly, the results of operations for the three and nine month periods ended September 30, 2006 are not indicative of the results for any other quarter, period or for the fiscal year.

The following is derived from, and should be read in conjunction with, our unaudited consolidated condensed financial statements, and related notes, as of and for the three and nine months ended September 30, 2006 and 2005.


Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Revenues for the three months ended September 30, 2006 increased by $2,089,207 or 41.6% to $7,116,175 from $5,026,968 for the corresponding period of the prior year. This increase resulted primarily from the inclusion of E-Sea's revenues of $3,711,142 and from an increase in sales of roll mutton of $3,113,910. These amounts were offset by a decrease in cattle embryo transfers of $3,396,712 and a decrease in the sales of lamb meat of $1,188,665.

Cost of Sales

Cost of sales for the three months ended September 30, 2006 increased by $380,902 or 10.8% to $3,893,304 from $3,512,402 for the corresponding period of the prior year.

Depreciation and Amortization

Depreciation and amortization expenses increased by $73,954 or 38.2% to $267,573 from $193,619 for the corresponding period of the prior year. This increase is attributable to the acquisition of E-Sea.

Selling and Administrative Expenses

Selling and administrative expenses increased by $680,161 or 230.6% to $975,078 from $294,917 for the corresponding period of the prior year. This increase resulted primarily from additional costs of $649,535 attributable to E-Sea.

Other Income (Expense)

For the three months ended September 30, 2006 the Company experienced an increase of $10,106 in interest income to $52,384 from $42,278 for the corresponding period of the prior year.

For the three months ended September 30, 2006 the Company had a change in the value of derivative instruments of $64,373. For the three months ended September 30, 2005 the Company had a negative change in the value of derivative instruments of $338,077.

For the three months ended September 30, 2006, the Company provided taxes on its income of $253,234 from its E-Sea operations. The remainder of the Company's income is from agricultural activities and benefits from a tax holiday. Since E-Sea was acquired as of the close of business on September 30, 2005, there was no provision for income taxes for the corresponding period of the prior year.

As a result of the foregoing, the Company had net income of $1,843,743 or $0.05 per share for the three months ended September 30, 2006 compared to net income of $730,231 or $0.02 per share for the corresponding period of the prior year.


Nine Months Ended September 30, 2006 As Compared to Nine Months Ended September 30, 2005

Revenues

Revenues for the nine months ended September 30, 2006 increased by $4,443,288 or 25.7% to $21,702,671 from $17,259,383 for the corresponding period of the prior year. This increase is primarily attributable to the addition of E-Sea, which generated revenues of $5,761,636.

Cost of Sales

Cost of sales for the nine months ended September 30, 2006 increased by $1,727,386 or 13.8% to $14,277,572 from $12,550,186 for the corresponding period of the prior year. This increase resulted primarily from the addition of E-Sea, which had cost of sales of $2,087,083 and from changes in the sales mix of cattle embryo transfers, sheep embryo transfers and sales of roll mutton.

Depreciation and Amortization

Depreciation and amortization expenses increased by $224,605 or 39.1% to $798,559 from $573,954 for the corresponding period of the prior year. This increase is attributable to the acquisition of E-Sea.

Selling and Administrative Expenses

Selling and administrative expenses increased by $1,085,804 or 90.2% to $2,289,608 from $1,203,804 for the corresponding period of the prior year. This increase resulted primarily from additional costs of $845,234 attributable to E-Sea.

Other Income (Expense)

For the nine months ended September 30, 2006 the Company experienced an increase of $2,248 in interest income to $141,221 from $138,973 for the corresponding period of the prior year.

The Company had no interest expense in the nine months ended September 30, 2005 compared to $54,761 in the corresponding period of the prior year. This reduction in interest expense resulted from the conversion of debt to equity.

For the nine months ended September 30, 2006 the Company had a negative change in the value of derivative instruments of $39,841. For the nine months ended September 30, 2005 the Company had a negative change in the value of derivative instruments of $455,560.

The Company provided taxes on its income from the E-Sea operations of $395,070 for the nine months ended September 30, 2006. The remainder of the Company's income is from agricultural activities and benefits from a tax holiday. Since E-Sea was acquired as of the close of business on September 30, 2005, there was no provision for income taxes for the corresponding period of the prior year.

As a result of the foregoing, the Company had net income of $4,043,242 or $0.10 per share for the nine months ended September 30, 2006 compared to net income of $2,560,091 or $0.08 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $14,891,671, short-term investments of $25,262,732 and working capital of $39,692,110. This compares with cash and cash equivalents of $18,224,488, short-term investments of $9,909,084 and working capital of $33,710,274 as of December 31, 2005. These funds are more than sufficient to cover its operations.

Cash provided by operating activities totaled $11,249,511 for the nine months ended September 30, 2006. This compares with cash used in operating activities of $3,119,966 for the corresponding period of the prior year. This $14,369,477 positive increase was primarily attributable to changes in trade receivables and the timing of billings and collections.

Cash used in investing activities was $15,410,267 for the nine months ended September 30, 2006. This resulted primarily from the movement of cash funds into short-term investments. This compares to cash used in investing activities of $1,516,830 for the purchase of fixed assets in the corresponding period in the prior year.

There was no cash provided by or used in financing activities for the nine months ended September 30, 2006. This compares with cash provided by financing activities of $330,899 for the nine months ended September 30, 2005. The 2005 amount consists entirely of contributed capital.

At September 30, 2006, the Company lists notes payable of $443,366. These notes are currently the subject of litigation where the Company is challenging their validity.

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

As required by SEC rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

Our independent registered public accounting firm, Ham Langston & Brezina LLP conducted an audit of our financial statements for 2005. In connection with the issuance of its report to the Board of Directors, Ham, Langston & Brezina LLP reported two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following specific material deficiencies.

(i) The Company lacked the required expertise needed to properly account for non-routine transactions (such as the acquisition of other businesses and preparation of its required financial statement disclosure in accordance with U.S. G.A.A.P. and SEC rules and regulations.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2005, we were a party to two legal proceedings. The first is a lawsuit brought by Limestreet Securities. This cause of action seeks payment of $500,942 on two outstanding promissory notes plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was filed in Federal Court in the Eastern District of Louisiana. The Company challenged the venue of this action and was granted a motion to transfer for lack of jurisdiction/improper venue. The cause of action has now been transferred to Federal District Court for the Southern District of Texas in Houston, Texas. The Company intends to challenge the validity of these notes.

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

As of November 14, 2006 we are not a party to any other pending litigation and were not aware of any threatened litigation.

Item 2. Changes in Securities

During the three month period ended September 30, 2006 we did not issue any shares of common stock.

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


                              ETERNAL TECHNOLOGIES GROUP, INC.

                             /s/ Jiansheng Wei
                              -------------------------------------
November 14,  2006               Jiansheng Wei,  Chief Executive Officer


                            /s/ Shen Zheng
November 14,  2006            -------------------------------------
                                 Shen Zheng, Chief Financial Officer

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

Date: November 14, 2006

/s/    JIANSHENG WEI
---------------------------------------
Jiansheng Wei, Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 5d-15(f)) for the registrant and have:

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

Date: November 14, 2006

/s/   ZHENG SHEN
-------------------------------------
Zheng Shen, Chief Financial Officer

                                                             EXHIBIT 32.1

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Jiansheng Wei, the Chief Executive Officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the nine months ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2006

/s/    JIANSHENG WEI
-----------------------
Jiansheng Wei
Chief Executive Officer

                                                             EXHIBIT 32.2


Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the chief accounting officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Quarterly Report on Form 10-QSB of the Company for the nine months ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2006

/s/    Zheng Shen
Zheng Shen
Chief Financial Officer