Form 10KSB
period 2006-12-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2007-04-05
CIK 1096662

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the Fiscal Year Ended December 31, 2006

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

The  Issuer's  revenues  for the  fiscal  year  ended  December  31,  2006  were
$28,718,103.

The  number of  shares of the  registrant's  common  stock,  $.001 par value per share,  outstanding as of March 23, 2007 was  47,073,579.  The aggregate  market value of the voting and non-voting  common equity held by  non-affiliates of the registrant on March 23, 2007,  based on the last sales price on the OTC Bulletin
Board as of such date, was approximately $33,206,609.

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

                                                      PART II

         ITEM 5.      MARKET FOR COMMON EQUITY,
                      RELATED STOCKHOLDER MATTERS AND SMALL
                      BUSINESS ISSUER PURCHASE OF EQUITY
                      SECURITIES.......................................  7
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATIONS...............................  8
         ITEM 7.      FINANCIAL STATEMENTS............................. 12
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                                                     PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT................ 36
         ITEM 10.     EXECUTIVE COMPENSATION........................... 37
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                      MATTERS.......................................... 40
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Our development,  manufacturing  and marketing of medical  equipment and medical
technologies   are  focused  in  the  development  of  breast  cancer  detection technology  with the  objective of earlier  detection.  We  manufacture a device which , if widely accepted, could substantially decrease the costs and therefore increase the  availability of breast cancer  detection in many areas in Asia. We entered this industry in October of 2005 with the  acquisition  of the assets of
E-Sea Biomedical Engineering Co. International, Ltd.

Our principal  executive  offices are located at Suite D, 5/F,  Block A, Innotec
Tower, 235 Nanjing Road Heping District,  Tianjin,  PRC 300052 and our telephone number is  011-86-22-2721-7020.  We also maintain offices in Shenzhen,  China at the International  Culture Tower, Suite 1721, 3039 Shennan Rd., Shenzhen,  China
518033.

History and Development of the Company

Our  operations are conducted  through our  wholly-owned  subsidiaries,  Eternal
Technology Group Ltd.  ("Eternal - BVI"), a British Virgin Islands company,  and its  subsidiaries  and E-Sea  Biomedical  Engineering  Co.  International  Ltd.,
("E-Sea") also a BVI company.  We also have a minority interest in two other PRC enterprises.

Eternal - BVI was  incorporated  in the British Virgin Islands in March 2000. In
May 2000, Eternal - BVI acquired 100% of Willsley Company Limited. Willsley is a holding company that owns 100% of Inner Mongolia Aershan Agriculture & Husbandry
Technology Co., Ltd. ("Aershan Agriculture").  Aershan Agriculture owns a cattle herd,  conducts  breeding  operations and owns a farm in Inner Mongolia which it
leases  to  a  Chinese  company   ("lessee")  for   4,620,000RMB  per  year  for
approximately  USD$579,000  per year.  The lessee  intends to raise fast growing trees on the property for lumber.

During 2005 we acquired certain assets,  subject to certain liabilities of E-Sea
Biomedical Engineering Co. International,  Ltd. E-Sea's principal activities are the  manufacture,  sale and  licensing of medical  devices used to detect breast cancer.

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

We also process and sale mutton from our higher  yielding,  higher quality genetically engineered stock.
Our current  medical  operations  are centered  around E-Sea and  expanding  our market in China,  both  through the sales of our medical  detection  devices and leasing them on a per usage basis. We are also exploring  acquisitions to expand and complement the E-Sea line of medical equipment.

On January 1, 2007 we purchased a 22% interest in Hong Yuan  Acquatic  Products,
Inc. (Hang Yuan)  Changsha,  China for  approximately  US$3,800,000  in cash and
2,719,730  shares of our common  stock  valued at $.70 per  share.  Hang Yuan is engaged in commercial turtle farming.

Historically,  our  business  has been  highly  seasonal  with nearly all of our revenues being generated in the fourth  quarter.  While our business will remain seasonal it should be less  cyclical  in the future  because of the sale of lamb meat,  embryo  transfers to dairy cattle and the  acquisition  of E-Sea  thereby making our overall business less seasonal.

Medical Equipment Operations E-Sea

E-Sea manufactures and sells a medical device known as a "Three-operator Mammary
Gland Detecting System." This device is used to examine persons and detect early stage breast cancer.  We anticipate  wide  acceptance of this product as it is a low cost alternative to expensive and often times unavailable mammography.

Facility.  We  manufacture  and sell the  medical  equipment  from a facility in
Shenzhen,  PRC.  The  facility is  approximately  nine-thousand  square feet and contains manufacturing machinery, workspace, and administrative offices.

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

Competition

Both the agriculture and medical  equipment  industries are highly  competitive.
While animal  genetics is a relatively  new field in China several large foreign companies  such as  Smithfield  Foods,  Inc. of the United  States and  Sumitomo
Corporation  of  Japan  have  entered  the  market  and  compete  with us in the development  and delivery of advanced  animal  husbandry  products and services.
Likewise in the medical  equipment field,  companies such as Siemens and General
Electric  have entered the market and competed with us. These  companies  have a substantial advantage due to their size and the name recognition each enjoys.

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

Governmental Regulation

Our business  segments in general are subject to extensive laws and regulations, including  environmental  laws and  regulations.  As such, we may be required to make large  expenditures  to comply with  environmental  and other  governmental regulations.

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

The Chinese regulatory scheme, in general, and the regulation of the agriculture and medical  equipment  industries  in  particular,  is not well  defined and is subject  to  substantial  uncertainty.  With  China's  entry in the World  Trade
Organization  ("WTO"),  China has implemented  numerous  changes to its existing laws and regulations.

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

Our medical  equipment  operations  are subject to extensive  regulation  by the
Chinese  government  and,  if we market our  products  outside  of China,  other governments may impose even greater  restrictions.  Chinese  medical  equipment
regulation  is  evolving  and  subject  to  much   uncertainty.   Under  current
regulations,  the  Chinese  equivalent  of  the  United  States  Food  And  Drug
Administration is responsible for monitoring,  and promulgating regulations with respect to the review of clinical safety and efficacy trial,  market approval of
equipment  and  effectiveness  claims,   manufacturing  practices,  and  similar
matters. Failure to comply with market rules could result in fines, penalties or other adverse consequences.

As of  December  31, 2005 and 2006,  we had 68  full-time  employees,  including employees performing  administrative functions and animal husbandry services and farming  functions.  Third  parties  perform  bioscience  research  and  related services on a contract  basis.  The  employees  are not covered by a  collective bargaining agreement,  and we do not anticipate that any of our future employees will be covered by any such agreement.

ITEM 1B. UNRESOLVED STAFF COMMENTS
On  February  7,  2007,  the  Company  received  a comment  letter  from the SEC regarding  its filing on Form  10-KSB for the year ended  December  31, 2005 and
Form 10-QSB for the quarter  ended  September  30,  2006.  The Company is in the process of responding and resolving the Staff comments mentioned in this letter.
The ultimate resolution of these comments is currently uncertain and may require the Company to file amendments to both of the aforementioned filings.

ITEM 2.  DESCRIPTION OF PROPERTY

We operate from four separate facilities,  our administrative  offices in Tianjin and Shenzhen PRC, a manufacturing facility in Shenzhen, and our farm in Inner Mongolia, PRC.

The  administrative  offices in Tianjin occupy  approximately 97.8 square meters
(approximately  1,053 square feet) in a commercial  building.  The Company rents this facility under a two-year  lease,  running  through March 31, 2007, at $964 per month.  This lease was renewed in 2007 for an additional  two years with monthly rental payment of $964. The  administrative  office in Shenzhen occupies approximately 150 square meters (approximately 1,585 square feet) in a high rise office building.  We rented this facility under a two year lease running through
December 31, 2008 at 11,749RMB (approximately US$1,506 per month).

The leased facility of E-Sea in Shenzhen is an 865 square meters  (approximately
9,310 square feet) facility containing  machinery for the manufacture of medical equipment,  administrative  offices,  and storage space for raw  materials.  The lease  expires on December 31, 2008 and requires  monthly  payments of 20,000RMB
(approximately US$2,565).

The farm  consists of  approximately  2.8 million  acres and is located in Inner
Mongolia, PRC. We purchased the land use rights to this farm in April 2000. Land use rights with respect to our farm were purchased  from the Chinese  government for $6,000,000. Such rights extend through 2026. We have the option to renew the land use rights for an additional 25 years at a cost of USD$6,000,000.  In April
2006  we  reached  an  agreement  to  lease  the  farm  to  a  Chinese   company
("Lessee")for  twenty  years for  approximately  $579,000  per year.  The Lessee intends to raise fast growing trees on teh property for lumber and paper.

ITEM 3.  LEGAL PROCEEDINGS

As of March 23, 2007,  we were a party to two  legal  proceedings.  The  first proceeding involves a lawsuit brought by Western Securities  Corporation seeking payment  of  $500,942  on  two  outstanding  promissory  notes,  one  to  Market
Management,  Inc. and one to Thomas L. Tedrow plus accrued  interest  since July
11, 2004,  attorney's fees, cost of collection and other court costs.

In October 2005,  the Court  granted our motion for a change of venue and the  case was  moved to the  Southern  District  Court of Texas in  Houston,
Texas.  We believe that the case is without merit and the basis of the promissory note involves  expenditures not made on our behalf.  Furthermore,  we have  significant  counterclaims  that we plan to assert  against Mr. Tedrow and
Market  Management,  Inc.  We believe that this matter will be resolved  during
2007 and that we will prevail on all counts.  The case is scheduled for trial in
May 2007.

The  State  Court in New York  dismissed  a cause of  action,  filed by  Bristol
Investments Limited against us, on February 14, 2006. On March 30, 2006 without stating a new cause of action,  Bristol Investments Limited re-filed the cause of action  against  the  Company.  No action  has been  taken in this case since, and it is still pending.

As of March 23, 2007,  there are no other causes of action  pending  against us.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended  December 31, 2006, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is listed on the  over-the-counter  electronic  bulletin  board
("OTCBB")  under the symbol "ETLT".  The following table sets forth the range of high and low bid prices for each quarter during the past two fiscal years.

                                            High              Low
                                           -------           ------
Calendar Year 2005

         Fourth Quarter.............       $0.79             $0.37
         Third Quarter..............        0.57              0.40
         Second Quarter.............        0.52              0.20
         First Quarter..............        0.58              0.40

Calendar Year 2006

         Fourth Quarter.............       $0.70             $0.45
         Third Quarter..............        0.51              0.39
         Second Quarter.............        0.56              0.39
         First Quarter..............        0.69              0.39

The quotations reflect inter-dealer prices without retail mark-up,  mark-down or commission and may not represent actual transactions.

At March 23, 2007, the closing bid price of the common stock was $0.75.

As of March 23, 2007, we estimate  that there were in excess of 2,000  beneficial holders of our common stock.

In September and October 2003,  we issued  1,749,288  shares of common stock and
1,181,205  warrants to seven accredited  investors for $1,316,643.  The warrants issued during 2003 were  exercisable to purchase  common stock at $1.11 to $1.54 per share and expire  between  September 4 and  October 8, 2008.  On November 5,
2004 we amended the warrants to reduce the exercise price to $0.40.

On May 24,  2005,  in  satisfaction  of all  penalties  and  interest  which had accrued, we issued the  afore-referenced  seven investors a non-interest bearing convertible  note,  convertible  into 1,486,867  shares of our common stock.  To date,  1,154,389 of these shares have been issued.  The remaining 332,478 shares were  unissued  as of  December  31,  2006 as they are  related  to the  Bristol
Investments  Limited  litigation.  See  Item  3 of  our  consolidated  financial statements.

In 2005, we also issued 31,225 shares to an individual  who had assisted us in a prior funding; 560,000 shares were issued to professional consultants in lieu of compensation  and 2,500,000 shares were issued pursuant to the 2005 Stock Option
Plan.

Effective  October 1, 2005,  we issued  5,709,876  shares to the prior owners of
E-Sea as partial payment for the acquisition of certain assets and assumption of certain liabilities of their company.

We have not paid dividends in the past and we intend to retain earnings, if any, and  will  not  pay  cash  dividends  in  the  foreseeable  future.  Any  future determination  to pay cash  dividends  will be at the discretion of the Board of
Directors  and  will be  dependent  upon our  financial  condition,  results  of operations,  capital  requirements,  general business  conditions and such other factors as the board of directors may deem relevant. In November,  2006, the PRC government relaxed its currency controls.  However, controls still exist which would make if difficult to pay dividends in excess of $50,000 per year.

On  January  1,  2007  we  issued  2,719,730  shares  of  our  common  stock  to shareholders  of Hong Yuen  Aquatic  Products,  Inc.  for a 22% interest in that enterprise.  The value of the  common  stock  issued  was $.70 per  share  which approximated the fair value of the common stock on January 1, 2007.

The issuance of the shares of our common stock  described  above was pursuant to the exemption from  registration  provided by Section 4(2) of the Securities Act of 1933, as amended and related state private  offering  exemptions.  All of the investors  were  Accredited  Investors as defined in the Securities Act who took their shares for  investment  purposes  without a view to  distribution  and had access to information  concerning us and our business prospects,  as required by the Securities Act.

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
Compensation  cost will be recognized over the period that an employee  provides service in  exchange  for the  award.  SFAS  123(R) is a  revision  of SFAS 123,
Accounting for Stock-Based Compensation,  as amended by SFAS 148, Accounting for
Stock-Based  Compensation-Transition  and  Disclosure and supersedes APB No. 25,
Accounting  for Stock  Issued to  Employees.  We adopted  SFAS 123(R)  effective
January 1, 2006, using the modified  prospective method. This method applies the fair value based  method to new awards and to awards  modified,  repurchased  or cancelled after the required  effective date.  Also,  compensation  cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required  effective  date.  Any share based payments issued subsequent to January 1, 2006 have been accounted for under SFAS 123(R).

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
statements.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues  increased by  $5,685,138  or 24.7% to  $28,718,103  for the year ended
December 31, 2006 from  $23,032,965  for the year ended  December 31, 2005.  The increase was primarily due to the  inclusions of E-Sea's  operations  for a full year  increase  of  $7,544,825,  an  increase  in the  sale  of roll  mutton  of
$3,263,973,  an increase in embryo transfer  services of $914,215 and land lease revenue of $289,405.  These increases were partially  offset by decreases in the sale of lamb meat of $133,929  in the sale of sheep of $234,155 in sheep  embryo transfers  of  $1,872,419  and  in  the  sale  of  cattle  embryo  transfers  of
$4,086,776.

The following  chart  illustrates  the charges by category  from the  year-ended
December 31, 2005 to December 31, 2006.

Category                        2006            2005            Difference
---------                      ------          ------          -------------
Lamb meat                    $3,641,995       $3,775,924         $(133,929)
Cattle embryo transfers       5,261,912        9,348,688        (4,086,776)
Sheep embryo transfers                0        1,872,419        (1,872,419)
Sheep                                 0          234,155          (234,155)
Embryo transfer services      1,353,063          438,848           914,215
Roll mutton                   9,433,229        6,169,256         3,263,973
Land lease                      289,405                0           289,405
E-Sea                         8,738,499        1,193,674         7,544,825
                           -------------     -------------    -------------
Totals                      $28,718,103      $23,032,964        $5,685,139
                           =============     =============    =============

Cost of Sales

Cost of sales  increased by  $2,956,881  or 18.92% to  $18,584,881  for the year ended December 31, 2006 from  $15,628,000  for the year ended December 31, 2005.
The increase in cost of sales is  attributable to an increase in embryo transfer service of $874.601, in the cost of roll mutton of $3,037,033 and in the cost of
E-Sea  products of $2,606,370  which were  partially  offset by decreases in the cost of lamb meat of $108,145,  in cattle embryo transfer costs of $2,633,623 in sheep  embryo  transfer  costs  of  $715,644  and in the  purchase  of  sheep of
$292,566.

The following  chart  illustrates  the changes by category  from the  year-ended
December 31, 2005 to December 31, 2006.

Category                        2006            2005            Difference
---------                      ------          ------          ------------
Lamb meat                    $2,555,786       $2,663,931        $(108,145)
Cattle embryo transfers       3,829,419        6,463,042       (2,633,623)
Sheep embryo transfers                0          715,644         (715,644)
Sheep                                 0          292,566         (292,566)
Embryo transfer services      1,240,308          365,707          874,601
Roll mutton                   7,681,389        4,644,356        3,037,033
Feeding Fee                     191,809                0          191,809
E-Sea                         3,085,532          482,754        2,602,778
                             -----------     -------------   -------------
Totals                      $18,584,243      $15,628,000        2,956,243

These gross profit by category is as follows:

                                Years-ended December 31,
Category                     2006                       2005
---------                   ------                     ------
Lamb meat                  29.8%                        29.4%
Cattle embryo transfers    27.2%                        30.9%
Embryo transfer service     8.3%                        16.7%
Roll mutton                18.6%                        24.7%
E-Sea                      64.7%                        59.9%

Depreciation and Amortization

Depreciation  and amortization  increased by $228,807 or approximately  27.2% to
$1,069,602  for 2006 from  $840,795  for 2005.  The increase  resulted  from the acquisition of additional depreciable assets as a result of the inclusion of the operations  of E-Sea for a full  year as  opposed  to three  months in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,715,938 or 73.0% to
$4,066,494  for 2006 as compared to  $2,350,556  during 2005.  This  increase is primarily due to an increase in salaries of $521,543 was due to the inclusion of the E-Sea  salaries for an entire year as opposed to one quarter as in 2005, and small increase in the salaries of existing  personnel,  an increase in marketing fees of  $328,095,  principally  for the  marketing of E-Sea  equipment,  and an increase in other general and administrative  expenses of 1,197,336  principally from management  expenses,  travel,  and  advertising and public  relations fees which was partially offset by a decreae of $306,287 in professional fees.

Other Income (Expense)

Other income (expense)  increased by $532,217 from an expense of 92,521 for 2005 to income of $439,696 for 2006. The change resulted from a derivative  valuation charge  of  $245,172  for 2005  compared  to a  derivative  valuation  charge of
$191,746 for 2006.  During 2005,  we had a gain on the sale of assets,  $18,889.
There was no sale of assets in 2006.  For the  year-ended  December 31, 2005, we had interest  income of $188,519 and interest  expense of $54,761.  For the year ended December 31, 2006 we had interest income of $180,421,  no interest expense and investment income of $451,021.

Income Taxes

Our  provision  for  income  taxes  increased  from  $70,358  for the year ended
December  31,  2005 to  $555,792  for the year ended  December  31,  2006.  This increase is attributable  to the increased  contribution to earnings of the E-Sea operations.  Our  agricultural  operations  are exempt from  taxation.  Only the income of E-Sea is subject to tax.
As a result fo the foregoing,  our earnings  increased by $830,937 or
20.5% to $4,881,668 for the year-ended December 31, 2006 from $4,050,731 for the year ended  December 31, 2005.

Liquidity and Capital Resources

As of December  31,  2006,  we had cash of  $16,024,123  and working  capital of
$41,864,137  compared to cash of $18,224,488  and working capital of $33,710,276 at December 31, 2005. We also had  short-term  investments  of $15,360,176 as of
December 31, 2006. This compares with short-term investments of $9,909,084 as of
December  31, 2005.  The  short-term  investments  are  somewhat  equivalent  to
American  certificates  of  deposit,  but  because of Chinese  regulations,  are offered by investment  companies as opposed to banking who are by regulation are limited in such offerings.

Cash  provided by operating  activities  totaled  $1,589,842 for the year ended
December 31, 2006.  This compares with cash provided by operating  activities of
$237,023 for the year ended  December 31, 2005.  The increase in cash flows from operations  primarily  resulted from an increase in net income and  depreciation which were partially  offset by decreases in non-cash  charges such as a smaller change in the value of derivatives and changes in the current account.

Cash  used by  investing  activities  during  2006 was  $6,165,656  compared  to
$11,560,446 of cash used in investing activities during 2005. For the year ended
December 31, 2006, the amounts used in investing  activities  were from advances of $511,673,  short-term investments of $5,116,726,  and the purchase of patents of $537,257.  This compares with $9,909,084 of short-term investments during the year ended  December 31, 2005. In the prior period we also  expended  $1,225,759 for the purchase of property and  equipment,  $810,858 for the purchase of E-Sea and received $321,782 from the sale of a patent.

Cash flows from  financing  activities  totaled  $1,200,000 for 2006 compared to
$1,410,399 for 2005. All cash flows from financing activities for 2006 were from the sale of our common  stock.  For 2005,  we issued  the
equivalent of  $2,283,950  in stock as part of the purchase  price for E-Sea and issued the equivalent of $332,104 in stock for the conversion of notes payable.

At December 31, 2006,  we had notes  payable of $443,366  that were due December
11, 2005.  Interest on the notes is payable  semi-annually  commencing  180 days after the date of the note (December 11, 2002) at 8% per annum. During 2004, the
Company issued 109,984 shares against the notes which reduced the balance on the notes by $60,491.  The Company ceased accruing interest on the notes during 2004 as they are the subject of current  litigation.  We disputed the validity of the notes. See Note 8 of our Consolidated Financial Statements under Item 7.

During  the  year-ended   December  31,  2005,  we recorded  capital
contributions  of $410,399, the equivalent of $79,500 in our common shares by a third party to our public  relations firm for their services and $330,899 of net proceeds from the sale of shares  contributed by management was used to pay U.S.
operating  expenses.  During  the year ended  December  31,  2006,  there was no contributed capital.

Although  we  have a cash  and  cash  equivalents  balance  of  $16,024,123  and short-term investments of $15,350,175,  management believes that the best return for such cash and short-term  investments is in the People's  Republic of China.
Therefore,  if we are to expand outside the PRC, as we anticipate doing, we will have to sell additional  shares of our stock or borrow funds from third parties.
However,  because of the loosening of currency  restrictions  in the PRC, we can pay our  non-PRC  obligations  from  funds held in China.  Therefore,  in the opinion of management,  we have sufficient funds to carry out our business plans for the next twelve months.

Capital Expenditures and Commitments

Our only material contractual obligations requiring determinable future payments on our  part are a note  payable  to our  principal  shareholder  and our  lease relating  to our  executive  offices  in  Shenzhen  and  Tianjin  as well as the manufacturing facility in Shenzhen.

The following table details our contractual obligations as of December 31, 2006:

                                -----------------------------------------------
                                            Payments Due by Period
                                ---------- ------------ ----------- -----------
                                   Total       2007        2008       Thereafter
                                  -------     ------      ------     -----------
Operating lease commitments     $ 100,596    $ 51,744    $ 48,852            -

Off-Balance Sheet Arrangements

We  had  no  off-balance  sheet   arrangements  or  guarantees  of  third  party
obligations at December 31, 2006.

Inflation

We believe that  inflation  has not had a significant  impact on our  operations since inception.

Outlook

For calendar year 2007, we will focus on three areas:

1.     Acquiring a turtle breeding facility, mango farms and a
       lychee farm.  In addition we may acquire a manufacturer of video equipment.
2.     A possible acquisition to compliment or expand the operations of E-Sea.
3.     Bring the E-Sea diagnostic equipment to the USA for FDA approval and potential eventual sale.

If we are successful in  implementing  this strategy it should  increase both our revenues and profit margins.

ITEM 7.  FINANCIAL STATEMENTS

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

     Report  of Independent Registered Public Accounting Firm            13

     Consolidated Balance Sheets as of December 31, 2006 and 2005        14

     Consolidated Statements of Income for the years ended
        December 31, 2006 and 2005                                       15

     Consolidated Statements of Changes in Shareholders' Equity for the
        for the years ended December 31, 2006 and 2005                   16

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2006 and 2005                                       17

     Notes to Consolidated Financial Statements                       18-33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Eternal Technologies Group, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Eternal
Technologies  Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and
the related  consolidated  statements of  operations,  changes in  shareholders'
equity, and cash flows for the years then ended.  These  consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audit.

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

In our opinion, the consolidated  financial statements referred to above present fairly in all material respects,  the financial position of Eternal Technologies
Group,  Inc. and  Subsidiaries as of December 31, 2006 and 2005, and the results of their  operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham Langston Brezina, LLP

Ham Langston Brezina, LLP
Houston, Texas
March 30, 2007

                ETERNAL TECHNOLOGIES GROUP INC.AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                           2006                  2005
     ASSETS
     Current assets:
     Cash and cash equivalents                                          $ 16,024,123         $ 18,224,488
     Short-term investment                                                15,350,176            9,909,084
     Accounts receivable                                                   6,790,534            7,137,018
     Inventories                                                           5,358,213              135,341
     Prepayments and deposits                                                200,705              257,624
                                                                         ------------         ------------
     Total current assets                                                 43,723,751           35,663,555

     Advances to distributors                                              1,048,929              520,227
     Property and equipment, net                                           6,882,175            7,317,502
     Land use rights, net                                                  4,722,362            4,828,051
     Intangible assets                                                     1,688,520            1,263,409
                                                                         ------------         ------------
     Total assets                                                       $ 58,065,737         $ 49,592,744
                                                                         ============         ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Notes payable                                                         $ 443,366            $ 443,366
     Accounts payable and accrued liabilities                                532,037              706,717
     Amounts due to related parties                                          216,175              240,368
     Income taxes payable                                                    229,680
     Derivative financial instrument liabilities                             438,356              562,830
                                                                          ------------         ------------
     Total current liabilities                                             1,859,614            1,953,281
                                                                          ------------         ------------
     Commitments and contingencies
     Shareholders' equity:
     Preferred Stock, $.001 par value, 5,000,000 shares authorized,
     no shares outstanding                                                         -                    -
     Common stock - $0.001 par value, 95,000,000 shares authorized,
     43,567,300 and 39,854,026 shares issued and outstanding
     at December 31, 2006 and 2005, respectively                              43,566               39,854
     Additional paid-in capital                                           14,931,218           13,217,874
     Stock subscription receivable                                           (10,176)             (10,176)
     Retained earnings                                                    38,097,409           33,215,741
     Accumulated other comprehensive income                                3,144,106            1,176,170
                                                                          ------------         ------------
     Total shareholders' equity                                           56,206,123           47,639,463
                                                                          ------------         ------------
     Total liabilities and shareholders' equity                         $ 58,065,737         $ 49,592,744
                                                                          ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                ETERNAL TECHNOLOGIES GROUP INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (UNITED STATES DOLLARS)

                                                                         2006               2005
                                                                        ------             -------

      Sales                                                         $ 28,718,103       $ 23,032,965

      Cost of sales                                                   18,584,243         15,628,000
                                                                     ------------       ------------
      Gross profit                                                    10,133,860          7,404,965

      Selling, general and administrative expenses                     4,066,494          2,350,556
      Depreciation and amortization                                    1,069,602            840,795
                                                                     ------------       ------------
      Income from operations                                           4,997,764          4,213,614
                                                                     ------------       ------------
      Other income and (expenses):

      Gain on sale of asset                                                    -             18,889

      Interest and Investment income                                     631,442            188,519

      Interest expense                                                         -            (54,761)

      Change in value of derivative financial instruments               (191,746)          (245,172)
                                                                     ------------       ------------

      Total other income and expenses, net                               439,696            (92,525)
                                                                     ------------       ------------
      Income before provision for income taxes                         5,437,460          4,121,089

      Provision for income taxes                                         555,792             70,358
                                                                     ------------       ------------

      Net income                                                     $ 4,881,668        $ 4,050,731
                                                                     ============       ============
      Net income per common share

      Basic and diluted                                                   $ 0.11             $ 0.12
                                                                     ============       ============
      Weighted average number of common shares outstanding

      Basic                                                           43,567,300         33,253,761
                                                                     ============       ============
      Diluted                                                         43,801,540         33,275,289
                                                                     ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       ETERNAL TECHNOLOGIES GROUP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2006 and 2005
                       (Amounts in United States Dollars)

                                                              Additional        Stock                        Other
                                 Common Stock                  Paid-In       Subscription    Retained      Comprehensive
                                    Shares       Amount        Capital        Receivable     Earnings       Income          Total
                                --------------  --------     ------------   ------------   ----------    --------------   -------

Balance at December 31, 2004     29,888,803   $   29,888    $  8,173,468    $(10,176)    $29,165,010         $    -     $ 37,358,190
Net income                                -            -               -           -       4,050,731              -        4,050,731
Foreign currency translation
adjustment                                -            -               -           -               -      1,176,170        1,176,170
                                                                                                                        ------------
Other comprehensive income                                                                                                 5,226,901
                                                                                                                        ------------
Notes payable conversion            373,295          374         356,045           -               -              -          356,419
Common stock issued
for services                        591,225          591         239,022           -               -              -          239,613
Common stock issued under
the 2005 Option Plan              2,500,000        2,500       1,197,500           -               -              -        1,200,000
Common stock issued under
acquisition agreement             5,709,876        5,710       2,278,240           -               -              -        2,283,950
Capital contributed                       -            -         410,399           -               -              -          410,399
Reclassification of unregistered
common stock to paid-in capital     790,827          791         563,200           -               -              -          563,991
                                ------------    ----------    -----------  ------------   ------------   -----------    -------------
Balance at December 31, 2005     39,854,026       39,854      13,217,874     (10,176)     33,215,741      1,176,170       47,639,463

Net Income                                -            -               -           -       4,881,668               -       4,881,668                  --------
Foreign currency translation adjustment   -            -               -           -               -      1,967,936        1,967,936

Other comprehensive income                                                                                                 6,849,604
Common stock issued for cash      3,000,000        3,000       1,197,000           -               -              -        1,200,000
Loss on issuance of common
stock                                     -            -          97,721           -               -              -           97,721
Common stock issued for
  conversion of convertible
  notes                             713,274          712         418,623           -               -               -         419,335
                                 -----------    ---------    ------------    ---------    -----------    -----------     -----------
Balance at December 31, 2006     43,567,300   $   43,566    $ 14,931,218    $(10,176)   $ 38,097,409    $ 3,144,106    $  56,206,123
                                 ===========    =========    ============    =========    ===========    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                             (UNITED STATES DOLLARS)

                                                                     2006           2005
                                                             ---------------    --------------

Cash Flows From Operating Activities
     Net income                                               $  4,881,668      $  4,050,731
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                            1,069,602           840,795
        Gain on sale of asset                                            -           (18,889)
        Derivative valuation adjustment                            191,746           245,172
        Compensatory stock issuances                                97,721           439,613
        Changes in operating assets and liabilities:
            Inventories                                         (5,218,442)          493,356
            Accounts receivable                                    580,109        (4,988,866)
            Accounts payable to related parties                    (32,061)          (38,028)
            Prepaid expenses and deposits                           65,352          (137,156)
            Accounts payable and accrued expenses                  (45,853)         (649,705)
                                                               -------------     ------------
               Net cash provided by operating activities       $  1,589,842          237,023
                                                               -------------     ------------
Cash Flows From Investing Activities
     Purchase of short-term investments                         (5,116,726)       (9,909,084)
     Purchase of property and equipment                                  -        (1,225,759)
     Purchase of E-Sea                                                   -          (810,858)
     Proceeds from sale of patent                                        -           321,782

     Purchase of patent                                      (537,257)               -
     Advances to Distributors                                     (511,673)               -
                                                               ------------      ------------
                Net cash used in investing activities          $(6,165,656)      (11,623,919)
                                                               ------------      ------------

Cash Flows From Financing Activities
     Proceeds from sale of common stock                          1,200,000         1,000,000
     Capital contributed                                                 -           410,399
                                                               ------------      -----------
               Net cash provided by financing activities         1,200,000         1,410,399
                                                               ------------      -----------
Effect of exchange rate changes on cash                          1,175,449           727,631
                                                               ------------      -----------
Net decrease in cash and cash equivalents                     (2,200,365)       (9,248,866)

Cash and cash equivalents at beginning of year                  18,224,488        27,473,354
                                                               ------------      -----------
Cash and cash equivalents at end of year                        16,024,123        18,224,488
                                                               ============      ===========

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

Aershan  was  incorporated  in the  People's  Republic of China ("the PRC") with limited  liability  on  July  11,  2000  and  its  principal  activities  are to transplant  embryos  and to  propagate  quality  sheep meat and other  livestock breeds in Inner Mongolia.  During the year ended December 31, 2005, this facility was leased to a Chinese company that intends to raise a fast-growing type of tree to meet the growing demand for lumber and paper in the PRC.

E-Sea Biomedical  Engineering Co.  International Ltd. ("E-Sea") was incorporated on October 20, 2004 under the laws of the British Virgin Islands. E-Sea owns all of the issued  and  outstanding  stock of E-Sea  Shenzhen,  which  owns  various
Chinese  patents for medical  technology.  E-Sea was acquired as of the close of business on September  30, 2005 for  5,709,875  shares of the  Company's  common stock,  valued at $.40 which was the  closing  price of the stock as of the date the  transaction  was  negotiated,  and  $2,283,950 in cash.  See Note 16 of our
Consolidated financial statements.

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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES, continued

Accounts Receivable and Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company's best estimate of the amount of  uncollectible  amounts  in  its  existing  accounts  receivable.  Management analyzes  historical  collection  trends  and  changes in its  customer  payment patterns when  evaluating  the adequacy of its allowance for doubtful  accounts.
The Company  reviews its  allowance  for  doubtful  accounts  annually.  Account balances deemed uncollectible are charged off against the allowance for doubtful accounts.  At December 31, 2006 and 2005 the allowance for doubtful accounts was
$0.

Inventory
Inventories  are  measured  at lower of cost or net  realizable  value using the first-in first-out ("FIFO") formula. The Company reviews its inventory quarterly
to  identify  slow  moving,  obsolete  or  otherwise  impaired  inventory.   The
identification process includes historical performance of the inventory, current operational  plans for the inventory,  as well as industry and customer specific trends.  If actual results differ from management  expectations  with respect to the selling of  inventories  at amounts equal to or greater than their  carrying amounts, an adjustment to inventories would be made.

Fixed assets and depreciation

Fixed assets are stated at cost less accumulated  depreciation.  Depreciation of fixed assets is  calculated  on the  straight-line  basis to write off the cost, less estimated residual value, of each asset over its estimated useful life. The estimated useful lives used for this purpose are as follows:

     Office Equipment                                                   5 years
     Infrastructure in Inner Mongolia                                   5 years
     Buildings                                                         25 years
     Equipment                                                          5 years
     Cows                                                               5 years
     Other                                                              5 years

In accordance with the Statement of Financial  Accounting Standards ("SFAS") No.
144,  "Accounting  for the  Impairment  or Disposal of Long-Lived  Assets",  the
Company  examines the possibility of decreases in the value of fixed assets when events or changes in  circumstances  reflect the fact that their  recorded value may not be recoverable.  When such events and  circumstances  exist, the Company compares  the  projected  undiscounted  future  cash flows  associated  with the related asset or group of assets over their estimated useful lives against their respective carrying amounts.  Impairment,  if any, is based on the excess of the carrying  amount  over the fair  value of those  assets and is  recorded  in the period in which the determination was made.

Land lease rights and amortization

Land lease rights in Mainland  China are stated at the amount of the  prepayment less accumulated  amortization.  Amortization of land lease rights is calculated on the straight-line basis over the term of the lease of approximately 25 years.
The land  lease  rights  with  respect  to the  Company's  farm were  originally purchased  from the Chinese  government  for  US$6,000,000  and such rights extend through  2026.  The Company has the option to renew the land lease rights for an additional  25 years at a cost of  $6,000,000.  The farm is  located  in Wulagai
Development Area in Inner Mongolia.

Amortization  expense  during  2006  and  2005  was  $258,300 and  $251,328, respectively.

Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.142, "Goodwill and Other Intangible Assets," SFAS No. 144, "Accounting
for the Impairment or Disposal of Long-Lived  Assets," the Company  examines the possibility  of decreases in the value of  finite-lived  intangible  assets when events or changes in  circumstances  reflect the fact that their  recorded value may not be recoverable.  When such events and  circumstances  exist, the Company compares  the  projected  undiscounted  future  cash flows  associated  with the related asset or group of assets over their estimated useful lives against their respective carrying amounts.  Impairment,  if any, is based on the excess of the carrying  amount  over the fair  value of those  assets and is  recorded  in the period in which the determination was made.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES, continued

Income taxes

Income  taxes are  accounted  for in  accordance  with  Statement  of  Financial
Accounting  Standard  No.109,  "Accounting  for Income  Taxes".  This  Statement
prescribes  the use of the  liability  method  whereby  deferred  tax  asset and liability account balances are determined based on differences between financial reporting  and tax bases of assets and  liabilities  and are measured  using the enacted  tax rates and laws that  will be in  effect  when the  differences  are expected to reverse. Deferred tax assets are subject to tests of recoverability.
A valuation  allowance  is provided  for such  deferred tax assets to the extent realization is not judged to be more likely than not.

Foreign currency translation

The Company's reporting currency is the United States of America Dollar ("USD").
The Company  maintains no material  accounts in currency of the United States of
America.  All of the  subsidiaries  maintain  their  books and  accounts  in the
People's  Republic  of  China  currency,   which  is  called  Renminbi  ("RMB").
Translation  of the balance sheet amounts from RMB into US$ has been made at the single rate of exchange on December 31, 2006 and 2005 of 7.82 and 8.07  RMB/US$,
respectively.  The income  statement has been  translated at the average rate of exchange  in effect  during the year of 7.98  RMB/US$  and 8.20  RMB/US$ for the years ended December 31, 2006 and 2005, respectively.  No representation is made as to whether the RMB amounts could have been, or could be,  converted  into US$
at that rate on December 31, 2006 or 2005 or at any other date.

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
Payment.  SFAS 123(R) requires compensation costs related to share-based payment
transactions  to  be  recognized  inthe  financial   statements.   With  limited
exeptions,  the  amount  of  compensation  cost is to be  measured  based on the grant-date  fair  value  of the  equity  or  liability  instruments  issued.  In addition, liability awards are to be remeasured each reported. Compensation cost will be  recognized  over the  perioed  that an  employee  provides  service  in exchange for the award.  SFAS 123(R) is a revision of SFAS 123,  Accounting  for
Stock-Based  Compensation,  as amended by SFAS 148,  Accounting  for Stock Based
Compensation-Transition and Disclosure and supersedes APB No. 25, Accounting for
Stock Issued to Employees.  The Company adopted SFAS 123(R) effective January 1,
2006, using the modified  prospective  method. This method applis the fair value based  method to new awards and to awards  modified,  repurchased  or  cancelled after the required  effective date. Also,  compensation  cost for the portion of awards  for  which  the  requisite  service  has  not  been  rendered  that  are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required  effective  date.  Any stock based payments issued subsequent to January 1, 2006 will be accounted for under SFAS 123(R).

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES, continued

Employees' benefits

Mandatory contributions are made to the Government's health,  retirement benefit and  unemployment  programs at the  statutory  rates in force  during the period, based on gross  salary  payments.  The cost of these  payments is charged to the statement of income in the same period as the related salary cost.

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

Basic  earnings per share is computed by dividing net
income available to common shareholders by the weighted-average number of common shares assumed to be outstanding  during the period.  Diluted earnings per share includes the weighted average number of common shares outstanding and the number of  equivalent  shares  which would be issued  related to the stock  options and
warrants  using  the  treasury  method,   contingently   issuance  shares,   and
convertible   preferred  stock  using  the  if-converted  method,   unless  such
additional equivalent shares are anti-dilutive.

Earnings Per Share

The following table presents the calculation of basic and diluted net income per share:

                                                          2006            2005
                                                         ------          ------
Net income                                            $4,881,668       $4,050,731
Basic:
Weighted-average shares of common stock outstanding   43,567,300       33,253,761
                                            ------------     ------------
Shares used in computing basic net income per share   43,567,300       33,253,761
                                                     ------------     ------------
Effect of dilutive securities:
Warrants                                                 234,240           21,528
                                                     ------------     ------------
Shares used in computing diluted net income per share 43,801,540       33,276,289
                                                     ------------     ------------
Basic and diluted net income per share               $      0.11      $      0.12
                                                     ============     ============

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of financial instruments are set out as follows:

The Company  includes fair value  information  in the notes to the  consolidated financial  statements  when  the  fair  value of its  financial  instruments  is different from the book value.  When the book value  approximates fair value, no additional disclosure is made.

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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories consists of the following at December 31 2006 and 2005:

                                                2006         2005
                                             ----------   ----------

     Sheep and cow embryos                   $5,004,029    $  12,882
     Scanners                                   353,409            -
      Raw materials                                 775      122,459
                                             -----------   ---------
         Total inventories                   $5,358,213    $ 135,341
                                             ===========   =========

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  PROPERTY AND EQUIPMENT

Fixed assets are comprised of the following at December 31 2006 and 2005:

                                                      2006            2005
                                                  ------------   -------------

     Office equipment in the United States        $  40,761         $40,761
     Infrastructure                                 240,486         232,863
     Building                                     6,629,979       6,419,830
     Equipment                                    1,929,662       1,868,498
     Cows                                         1,319,706       1,277,875
     Other                                          665,174         644,090
                                                 -----------     -----------

        Total property and equipment             10,825,768      10,483,917
                                                 -----------     -----------
        Less accumulated depreciation            (3,943,593)     (3,166,415)
                                                 -----------     -----------
                                                 $6,882,175      $7,317,502
                                                 ===========     ===========

Depreciation   expense   during  2006  and  2005  was  $660,962 and $552,236,
respectively.

6.  INTANGIBLE ASSETS

The Company's identifiable  intangible assets are as follows at December
31, 2006 and 2005:

                                                2006          2005
                                              --------      ---------

     Intangibles in service at year end:
     Patented dialysis technology         $ 1,535,018      $ 1,331,040
     Less accumulated amortization           (383,754)         (67,631)
                                            ----------       ----------
                                            1,151,264        1,263,409

     Intangibles not in service at year end:
     Patented microwave therapy devise    $   191,877      $         -
     Breast tumor testing technology/
     software                                 345,379                -
                                            ----------       ----------
                                              537,256                -

     Total intangible assets              $ 1,688,520      $ 1,263,409
                                            ==========       ==========

Amortization  expense during 2006 and 2005 for those assets that were in service was $150,340 and  $37,159,  respectively.  The  estimated  amortization  expense related to identifiable intangible assets for the next five years is as follows:

      Year
     -------
       2007                      $     150,340
       2008                            150,340
       2009                            150,340
       2010                            150,340
       2011                            150,340
     Thereafter                        399,564
                                 -------------
                              $   1,151,264
                                 ==============

The weighted average  amortization  period for the intangible assets is 10 years based on an appraisal performed by an independent appraisal firm in China.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. NOTES PAYABLE

Notes payable consist of the following at December 31, 2006 and 2005:

     Promissory note to Market Management LLC, due
     December 11, 2005, interest payments are due semi-
     annually commencing 180 days after the date of the
     note (December 11, 2002) at 8% per year.           $401,942

     Promissory note to Thomas Tedrow due December
     11, 2005 interest payments are due semi-annually
     commencing 180 days after the date of the note
     (December 11, 2002) at 8% per year.
                                                         41,424
                                                       ----------
                                                       $443,366
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

The Company's  Board of Directors  ceased accruing  interest  effective
October 1, 2004 and at  December  31,  2006 and 2005 the notes  payable  were in
default.   The balances of the notes and related interest
are the subject of current  litigation and may change pending the outcome of the litigation as described further in Note 18 of our Consolidated Financial Statements.

8. STOCK OPTION AND STOCK COMPENSATION PLAN

The Company provides stock compensation to eligible  employees,  consultants and directors through a stock compensation plan and a stock option plan.

Stock Option Plan

In 2005,  the  Company  adopted the 2005 Stock  Option  Plan (the "2005  Plan"), approved by  shareholders on September 20, 2005. The purpose of the 2005 Plan is to provide a means whereby directors and selected employees,  officers,  agents, consultants  and  independent  contractors  of the  Company  or of any parent or subsidiary  thereof,  each  as  defined  through  reference  to a 50%  ownership threshold,  may be granted  incentive  stock options and/or  nonqualified  stock options to  purchase  shares of common  stock in order to attract and retain the services or advice of such directors,  employees, officers, agents, consultants, and  independent  contractors  and to provide an  additional  incentive for such persons  to  exert  maximum  efforts  for the  success  of the  Company  and its affiliates by encouraging stock ownership in the Company.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK OPTION AND STOCK COMPENSATION PLAN, continued

The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 2005 Plan is 2,500,000 shares in options to purchase and a maximum of 560,000  shares in direct stock grants.  Shares  issuable under the
2005 Plan may be either treasury shares or authorized but unissued  shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits,  stock  dividends or other changes in the capitalization of the Company.

The Company adopted the 2006 Stock Option Plan on October 12, 2006. The maximum  number of shares of common  stock with  respect to which  awards may be granted pursuant to this plan is 3,000,000 all of which have been awarded.

 Shares Issuable Under           Weighted Average
                                Outstanding Options             Exercise Price
                                ---------------------          -------------------
Options outstanding at 1/1/05              -                              -
Options granted                    2,500,000                           $.48
Options exercised                  2,500,000                           $.48
Options cancelled                          -                              -
                                  -------------                     ----------
Options outstanding at 12/31/05            -                              -
Options granted                    3,000,000                           $.40
Options exercised                  3,000,000                           $.40
Options cancelled                          -                              -
                                  -------------                     ----------
Options outstanding at 12/31/06            -                              -
                                  =============                     ==========

9. INCOME TAXES

The Company operates in several jurisdictions and may be subject to taxation in those jurisdictions.

It is  management's  intention  to reinvest all the income  attributable  to the
Company  earned by its  operations  outside  of the  United  States of  America.
Accordingly,  no United  States  corporate  taxes  have been  provided  in these consolidated  financial  statements.  The Company has a U.S. net operating  loss carry  forward  of  $2,087,859  which will begin  expiring  in 2022.  However a valuation  allowance  has been  provided as  management  does not expect the tax benefits to be realized.  No other  significant  deferred  assets or liabilities existed at December 31, 2006.  The Company's net operating  loss carry  forwards may  be  subject  to  annual  limitations,  which  could  reduce  or  defer  the utilization  of the  losses as a result of an  ownership  change as  defined  in section 382 of the Internal Revenue Code.

Under current law of the British Virgin Islands (BVI), any dividends and capital gains  arising from the Company's  investments  are not subject to income tax in the British Virgin Islands.

Companies  with  operations  in the Peoples  Republic of China may be subject to taxes for income  therein.  The Income Tax Law of the Peoples  Republic of China
for Enterprises with Foreign Investment and Foreign  Enterprises provides certain exemptions from taxation.

Under current PRC law, all taxes on agriculture have been eliminated. Previously
(from  July,  2000  through  2005)  Aershan  enjoyed a tax  holiday.  Therefore,
Aershan's business activities are not and have not been subject to tax.

The tax holiday resulted in tax savings of $968,866 and $1,404,098 for the years ended December 31, 2006 and 2005  respectively.  Net income per share  increased approximately  $0.02 and $0.05 on a basic and diluted  basis for the years ended
December 31, 2006 and 2005, respectively, as a result of the tax holiday.

E-Sea is subject to Enterprise Income Tax at the PRC rate of 15% on net profits.
The  provisions  for taxes on  earnings  of the PRC  subsidiary  for the periods ending December 31, 2006 and 2005 were $555,792 and $70,358, respectively.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES, continued

A reconciliation of tax at the approximate U.S. statutory rates to the Company's effective rate are as follows:

                                          2006                                2005
                               -----------------------------     ------------------------------
                                    Amount         Percent            Amount          Percent
                               ---------------    ----------     ---------------     ----------

     Income taxes at federal
        statutory rate           $  1,659,767         34%         $  1,377,249          34%
     Effect of United States
        and British Virgin
        Island losses                 317,205          6%              267,552           7%
     Income tax exemption in
        the Peoples Republic
        of China                     (968,866)       (20%)          (1,404,098)       (35)%
     Difference in United
        States and foreign
        rates                        (452,314)        (9%)            (170,345)        (4)%

                                --------------     ----------     --------------   ----------
        Income tax expense          $ 555,792         11%         $     70,358          2%
                                ==============     ==========     ==============   ==========

10. CONCENTRATION OF CREDIT RISKS

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

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ISSUANCE OF COMMON STOCK, WARRANTS AND CONVERTIBLE NOTES

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

On  May  24,  2005,  convertible  notes  were  issued  to  investors  to  settle registration  rights  penalties  due through that date.  By  agreement  with the investors,  no further  penalties  are due.  The  convertible  notes do not bear interest, have no stated due date and are payable "without demand". The majority of the notes have been  converted  (and the  shares  received  by the  investors sold). At December 31, 2006, the balance of the  convertible  notes was $0. This balance is considered in the derivative financial instrument  liabilities in the accompanying  balance sheet.  The total amount of penalties  settled through the issuance of shares was $356,419.

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

11.  ISSUANCE OF COMMON STOCK, WARRANTS AND CONVERTIBLE NOTES, continued

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

12. ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

The Company's amounts due from/(to) directors and related parties are unsecured, interest-free and are repayable on demand.

The Company has a payable to Ji Jun Wu, Chairman of the Board, of  approximately
$50,516  and $50,708 at December  31, 2006 and 2005,  respectively.  The balance represents advances made to the Company for various expenses in previous years.

The Company has a payable to a former  employee of  approximately  $165,659  and
$166,287 at December  31, 2006 and 2005,  respectively.  The balance  represents advances made to the Company for various  expenses in previous years. The change in the balance is due to foreign currency translation.

13. MAJOR CUSTOMERS AND SUPPLIERS

The Company  purchases and sells livestock.  Companies whose purchases and sales exceed 10% of total purchases and sales are as follows.

                        2006       2005
                      --------    --------

Purchases:
--------------

Company A               42%         37%
Company B               23%         24%
Company C               10%          0%

Sales:
--------------

Company E              15%          27%
Company F              18%          26%
Company G              23%           0%

14. ACQUISITION OF E-SEA BIOMEDICAL ENGINEERING CO. INTERNATIONAL LTD.

On  September  30,  2005,  the Company  acquired  certain  assets from E-Sea for
5,709,876  shares of the  Company's  common  stock,  (by  agreement  between the parties valued at $.40 per share)  representing  approximately  14% of the total shares outstanding as of October 1, 2005 and $18,500,000 RMB.

E-Sea, a British Virgin Island company was incorporated on October 20, 2004 with limited  liability.  E-Sea owns a Chinese Patent for a dialysis  technology.  It also  invests  and owns  100%  interest  in  E-Sea  Biomedical  Engineering  Co.
(Shenzhen) Ltd. ("E-Sea Shenzhen").

E-Sea Shenzhen was  incorporated in the People's  Republic of China with limited liability on July 8, 2004 and its principal activities are to produce and market a series of medical instruments for detecting breast disease, especially mammary cancer, by applying its unique image processing technology.

There were no related party transactions in 2006 and 2005.

The operating results of E-Sea have been included in the Company's  consolidated financial statements for the years ended December 31, 2005 and 2006. The Company accounted for the  acquisition  using purchase  accounting as prescribed by SFAS
No. 141 "Business  Combinations".  The table below summarizes the fair values of the assets and liabilities assumed as of the date of acquisition.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  ACQUISITION  OF  E-SEA  BIOMEDICAL   ENGINEERING  CO.  INTERNATIONAL  LTD.,
     continued

            Assets Acquired               U. S. Dollars          RMB
           -----------------             --------------         -----
     Cash                            $     1,473,092        11,932,005
     Current assets                          551,295         4,465,493
     Property and equipment, net             528,972         4,284,674
     Amortizable intangible assets         1,585,185        12,840,000
     Other                                   518,513         4,200,000
                                     ----------------   ---------------

        Total assets acquired              4,657,057        37,722,172
                                     ----------------   ---------------

            Liabilities Assumed
           ---------------------

     Current liabilities                      89,157           722,172
                                     ----------------   ---------------

        Total liabilities assumed             89,157           722,172
                                     ----------------   ---------------

     Net assets acquired                   4,567,900        37,000,000

            Consideration Given

     Cash                                  2,283,950        18,500,000
     Common stock                          2,283,950        18,500,000
                                     ----------------   ---------------

        Total consideration given     $    4,567,900        37,000,000
                                     ================   ===============

     Net cash paid                    $      810,858
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

15.  COMMITMENTS AND CONTINGENCIES

The  administrative  offices in Tianjin occupy  approximately 97.8 square meters
(approximately  1,053 square feet) in a commercial  building.  The Company rents this facility under a two-year lease, running through March 31, 2007, at $964 per month.  The  administrative  office in Shenzhen  occupies  approximately  150 square meters  (approximately 1,585 square feet) in a high rise office building.
We rented  this  facility  under a two year  lease  running  through
December 31, 2008 at 11,749RMB (approximately US$1,506 per month).

The leased facility of E-Sea in Shenzhen is an 865 square meters  (approximately
9,310 square feet) facility containing  machinery for the manufacture of medical equipment,  administrative  offices,  and storage space for raw  materials.  The lease  expires on December 31, 2008 and requires  monthly  payments of 20,000RMB
(approximately US$2,565).

The farm  consists of  approximately  2.8 million  acres and is located in Inner
Mongolia,  PRC. The Company  purchased the land use rights to this farm in April
2000.  Land use rights with respect to our farm were  purchased from the Chinese government for $6,000,000.  Such rights extend through 2026. The Company has the option  to renew the land use  rights  for an  additional  25 years at a cost of
US$6,000,000.  The The farm is located in the Wulagai  Development Area in Inner
Mongolia.

Legal Proceedings

As of March 15,  2007,  the  Company  was a party to a single  legal  proceeding brought by Western Securities Corporation. This cause of action seeks payment of
$500,942 on two outstanding promissory notes, one to Market Management, Inc. and one to Thomas L. Tedrow plus accrued  interest  since July 11, 2004,  attorney's fees,  cost of collection and other court costs.  This cause of action was filed in Federal  Court in the Eastern  District  of  Louisiana.  The Company  filed a
Motion to Dismiss for lack of personal jurisdiction. As a result of this motion, the case was  transferred  to the  Federal  Court for the  Southern  District of
Texas. The case is scheduled for trial in May, 2007.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  COMMITMENTS AND CONTINGENCIES, continued

At December 31, 2006, the Company has recorded $443,366 plus accrued interest of
$77,234 related to the promissory notes. In management's  opinion,  after taking into account the liabilities  accrued,  no further liabilities should be accrued and the  ultimate  outcome of the  lawsuit  should  not have a material  adverse effect on the Company's consolidated financial statements in any given year.
The Company believes that it is reasonably possible that it
will prevail in this litigation.

Penalties

In conjunction with certain  subscription  agreements  entered into during 2003, the  Company  has  agreed  to  register  the  shares  issued  under a Form  SB-2 registration  statement.  There are penalties for not timely  meeting filing and effectiveness  deadlines,  and the Company has received  claims related to these penalties.  As of December 31, 2006 and 2005,  the Company has accrued  expenses for penalties of $0 and $26,074, respectively.

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
statements.

Lease Contracts

The Company leases its corporate  facility under lease  contracts  expiring at the end of March, 2006 and another through March 15, 2007. Future annual minimum lease payments under non-cancellable operating leases are as follows at December
31, 2006:

      Year
     -------
      2007                       $      51,744
      2008                              48,852
                           ------------------
     Total                       $     100,596
                                 ==================

Rent expense under operating  lease  obligations was $94,141 for the years ended
December 31, 2006 $11,807 for the year ended 2005, respectively.

16.  LEASE INCOME

In April 2000, the Company  purchased the land use rights for a 2.8 million acre farm in Inner Mongolia,  PRC from the Chinese government for USD$6,000,000.  The
Company's  land use rights extend  through 2026. At December 31, 2006,  the land use rights, net of accumulated depreciation, were USD$4,722,363.

In April 2006,  the Company  entered into a lease  agreement  with a third-party
("lessee") whereby the lessee may use approximately 104 square kilometers of the land, including the facilities located on the land, such as the plant for embryo transfer,  all livestock,  equipment,  roads and  energy-supplying  systems. The lease  began May 1, 2006 and  terminates  April 30,  2026.  The lessee  pays the
Company an annual rate of 4,620,000 RMB (or approximately  USD$578,810) on April
1st and October 1st of each year.  Rental income for the year ended December 31,
2006 was  USD$289,405  and has been  classified in Sales.  Future  minimum lease income is as follows:

                                                  Lease
                                                  Income
                                                  (USD)

         2007                                  $   578,810
         2008                                      578,810
         2009                                      578,810
         2010                                      578,810
         2011                                      578,810
         Thereafter                              8,296,281
                                               ------------

                                               $11,190,331

17. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                    2006          2005
                                                                  -------        ------

Convertible notes converted into common stock                    $      -      $  356,419

In addition to the items listed  above,  See Note 14  regarding  the purchase of
E-Sea.

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SEGMENT REPORTING

The operating  segments  presented are the segments for which separate financial information  is  available  and for which  operating  performance  is  evaluated regularly  by  management  to decide  how to  allocate  resources  and to assess performance.  The Company  evaluates the  performance of the operating  segments based on income from operations that is defined as total revenues less operating expenses.

The Company has identified two reportable  segments:  agricultural  genetics and medical equipment. The agricultural genetics segment activities include a breeding center,  embryo-transplantation,  and  propagating  quality sheep meat and other livestock breeds in Inner Mongolia, PRC. Medical equipment operations include the manufacture,  development,  sales,  marketing and delivery of medical devices in
the  PRC.  Included  in  "Other"  are  corporate-related  items,   insignificant
operations and costs that are not allocated to the reportable segments.

Information regarding our reportable segments is as follows:

                                    Agricultural         Medical
                                      Genetics           Equipment           Corporate              Total
                                   ----------------    --------------      --------------     -------------
                2006
--------------------------------
Revenues                            $19,979,604        $8,738,499           $       -         $28,718,103
Income from operations                2,610,687         3,308,948            (921,871)          4,997,764
Depreciation and amortization           795,384           274,218                   -           1,069,602
Total assets                         49,767,525         8,247,087              51,125          58,065,737

                                    Agricultural         Medical
                                      Genetics           Devices            Corporate              Total
                                   ----------------    --------------      --------------     -------------
                2005
--------------------------------

Revenues                         $   21,839,291   $     1,193,674         $        -         $  23,032,965
Income from operations                4,625,484           447,480           (859,350)            4,213,614

Depreciation and amortization           773,163            67,632                  -               840,795
Total assets                         44,341,305         5,051,677             199,762           49,592,744

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

Our  independent  registered  public  accounting  firm,  Ham Langston & Brezina,
L.L.P. ("HLB") conducted an audit of our financial statements for 2006 and 2005.
In  connection  with the issuance of its report to the Board of  Directors,  HLB reported two  material  weaknesses  under  standards  established  by the Public
Company  Accounting  Oversight  Board  regarding  some elements of our system of internal controls. They noted the following specific material deficiencies.

(i)  We lacked the required expertise needed to properly account for non-routine transactions,  (such as the acquisition of other businesses and preparation
     of  its  required  financial   statement   disclosure  in  accordance  with
     U.S. GAAP. and SEC rules and regulations.
(ii) Accounting for derivative instruments under FASB 133

To address the weakness, we have hired an independent  accounting firm to assist with accounting for derivatives and will seek outside  accounting  assistance on any further acquisition.

Our Evaluation of Disclosure Controls and Procedures

Management is responsible for  establishing  and maintaining  adequate  internal control over financial  reporting for the Company.  In  furtherance,  thereof we carried out an evaluation  under the supervision and with the  participation  of our management,  including our CEO and our CFO, as to the effectiveness,  design and  operation  of our  disclosure  controls and  procedures,  as defined by the
Securitities  Exchange Act of 1934, as amended.  This evaluation  considered the various  processes  carried out under the direction of our board of directors in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, and with the changes outlined above our
CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

This  annual  report  does not include an  attestation  report of the  Company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities
& Exchange  Commission  that  permit the  Company to provide  only  management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal  control over financial  reporting  (other than  assistance  from third party firms) that have  materially  affected or are reasonably  likely to  materially  affect our internal  control  over  financial reporting during the fourth quarter 2006.

ITEM 8B. OTHER INFORMATION

None

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

           Name         Age               Position
          ------       -----             ----------
         Jijun Wu       70      Chairman of the Board of Directors
         Jiansheng Wei  54      President, Chief Executive Officer and Director
         Shien Zhu      50      Director
         Genchang Li    67      Director
         Shicheng Fu    43      Director
         Yuguo Chang    39      Director
         Mika Zhang     32      Director
         Rui Zhai       39      Secretary
         Shen Zheng     38      Chief Financial Officer

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
Prof. Fu attended Nankai University,  Law Department from September 1981 to July
1985. He has been teaching at Nankai  University since 1985. He has participated in international academic exchanges since 1998.

Yuguo Chang has been  associated  with the Company  since 2002 and is  currently serving as an  assistant  to the  Chairman in planning  corporate  strategy  and coordinating company operations.  Prior to joining the Company, Mr. Chang served in a similar  capacity with several state owned industries in the PRC. Mr. Chang holds a  Bachelor  of Arts  degree  from  Tianjin  Advanced  Science  Technology
Institute where he studied enterprise management and investment strategy.

Mika Zhang holds a Bachelor of Arts degree from Jilian  University in China. For the past  three  years,  she has  served as the Chief  Executive  Officer of P&P
Canada, a distribution  company in Canada. For the five years prior, she was the marketing manager of Sumjin International, Inc., a Korean company engaged in the manufacturing and production of restaurant equipment.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The  following  table  sets  forth  information  concerning  cash  and  non-cash compensation  paid or accrued  for  services  in all  capacities  to the Company during  the year  ended  December  31,  2006 of each  person  who  served as the
Company's  Chief  Executive  Officer  during fiscal 2006 and the four other most highly paid  executive  officers  whose total annual  salary and bonus  exceeded
$100,000 during the fiscal year ended December 31, 2006 (the "Named Officers").

                                                                                Long-Term Compensation
                                  Annual Compensation                      Awards           Payouts
  Name and                                                        Restricted   Securities
  Principal                                       Other Annual    Stock        Underlying   LTIP         All Other
  Position      Year       Salary       Bonus     Compensation      Awards      Options      Payouts    Compensation
-------------- ------- --------------- --------- ---------------- ----------- ------------- ---------- ---------------

  JiJun Wu,      2006        102,600         -                -      30,000             -          -             -
  Chairman of    2005        100,000         -                -      80,000             -          -             -
  the Board      2004         20,000         -                -      80,000             -          -             -

Equity Compensation Plan Information

The maximum number of shares of Common Stock with respect to which awards may be granted  pursuant to the 2006 Plan is 500,000 shares.  Shares issuable under the
2004 Plan may be either treasury shares or authorized but unissued  shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits,  stock  dividends or other changes in the capitalization of the Company.

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

Options granted under the 2006 Plan may be "incentive stock options" ("incentive options")  within the meaning of Section 422 of the Code or stock  options which are not incentive stock options ("non-incentive  options" and, collectively with incentive  options,  hereinafter  referred to as "options").  Each option may be exercised  in whole or in part;  provided,  that only whole shares may be issued pursuant  to the  exercise  of  any  option.  Subject  to any  other  terms  and conditions  herein, the Plan Administrator may provide that an option may not be exercised  in whole or in part for a stated  period or  periods  of time  during which such option is  outstanding;  provided,  that the Plan  Administrator  may rescind,  modify, or waive any such limitation (including by the acceleration of the vesting  schedule  upon a change in control of the  Company) at any time and from time to time after the grant date thereof.  During an optionee's  lifetime, any incentive  options granted under the 2004 Plan are personal to such optionee and are exercisable solely by such optionee.

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

On October 12, 2006 the  shareholders  approved the Company's  2006 Stock Option
Plan.  This Plan is  identical to the 2004 and 2005 plan except that it provides for the issuance of 3,000,000 shares.  The full number of options  authorized by this plan have been issued.

The following  table gives  information  about equity awards under the Company's existing plan as of December 31, 2006:

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
                                         ============================    =======================    ===========================

Employment Contracts

The Company has an employment  agreement with Zhai, Rui. This contract runs from
February 20, 2007 to February 19, 2008 and pays annual compensation of $60,000.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

The following table is furnished as of December 31, 2006 to indicate  beneficial ownership of shares of the Company's common stock by (1) each shareholder of the
Company who is known by the Company to be a beneficial  owner of more than 5% of the Company's  common stock,  (2) each director,  nominee for director and Named
Officer of the Company,  individually, and (3) all officers and directors of the
Company as a group.  The information in the following table was provided by such persons.

       Name and Address of Beneficial Owner (1)        Shares (2)     Percent of Class (2)
  ------------------------------------------------   ---------------  ---------------------

  Jijun Wu                                               1,780,000            3.78%
  Jiansheng Wei                                            683,000            1.45%
  Shien Zhu                                                 50,000               *
  Genchang Li                                               50,000               *
  Shicheng Fu                                               50,000               *
  Yuguo Cheng                                               30,000               *
  Mike Zhang                                               100,000               *
  Rui Zhai                                                  75,100               *
  Zheng Shen                                                30,000               *
  All executive officers and directors as a group       -----------         --------
  (9 persons)                                            2,848,100            6.54%

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

(3)  Address is Suite 04-06,  28/F,  Block A Innotec  Tower,  235 Nanjing  Road,
     Heping District, Tianjin, PRC 300100.

Compliance With Section 16(a) of the Exchange Act

Under the securities  laws of the United States,  the Company's  directors,  its executive  officers,  and any  persons  holding  more  than ten  percent  of the
Company's  common stock are required to report  their  initial  ownership of the
Company's  common  stock and any  subsequent  changes in that  ownership  to the
Securities  and Exchange  Commission.  Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2006. Based solely on a review of such reports  and  written  statements  of  its  directors,  executive  officers  and shareholders,  the Company does not believe that all of the filing  requirements were satisfied on a timely basis in 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions

There were no related party transactions in either 2005 or 2006.

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
               September 30, 2005 *

          14.1 Code of Ethics for CEO and Senior Financial Officers

          31.1 Section 302 Certification of CEO

          31.2 Section 302 Certification of CFO

          32.1 Section 906 Certification of CEO

          32.2 Section 906 Certification of CFO

* Previously Filed

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for  professional  audit services  rendered by
Ham  Langston &  Brezina,  LLP  ("HLB")  for the audit of the  Company's  annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees  billed for other  services  rendered  by Ham  Langston & Brezina,  LLP
("HLB") during those periods.

                                  Fiscal 2006        Fiscal 2005
                                 --------------     -------------
          Audit fees (1)           $151,500             $ 144,331
          Audit related fees (2)     21,530                13,115
          Tax fees                                          4,869

          All other fees                  -                     -
                                  ----------           -----------
           Total                  $ 173,030             $ 162,315
                                  ==========           ===========

(1)  Audit Fees consist of fees billed for  professional  services  rendered for the audit of the Company's  consolidated  annual  financial  statements and review  of  the  interim  consolidated  financial  statements  included  in quarterly  reports and services that are normally  provided by Ham Langston
     Brezina LLP  in  connection  with  statutory  and  regulatory   filings  or
     engagements.

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
Auditor's time on task

All of the work  expanded by HLB on our December 31, 2006 and 2005  auditors was attributed to work performed by HLB's full-time, permanent employees

                                   SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ETERNAL TECHNOLOGIES GROUP, INC.
Dated:   March 30, 2007

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

  Signatures                  Title                      Date

/s/ JIJUN WU            Chairman of the Board          March 30, 2007
JIJUN WU

/s/ JIANSHENG WEI       Chief Executive Officer and    March 30, 2007
JIANSHENG WEI           Director

/s/ GENCHANG LI         Director                       March 30, 2007
GENCHANG LI

/s/ SHICHANG FU         Director                       March 30, 2007
SHICHANG FU

/s/ SHIEN ZHU           Director                       March 30, 2007
SHIEN ZHU

/S/ YAQUO CHANG         Director                       March 30, 2007
YAQUO CHANG

/S/ MIKE ZHANG          Director                       March 30, 2007
MIKE ZHANG

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

Date: March 30, 2007

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

Date: March 30, 2007

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

(i)  the Annual Report on Form 10-KSB of the Company for the year ended December
     31, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a)
     or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2007

/s/    JIANSHENG WEI

Jiansheng Wei
Chief Executive Officer

                                                                EXHIBIT 32.2

----------------------------------------------------------------------------
                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the Chief Financial
Officer of Eternal  Technologies  Group, Inc. (the "Company"),  hereby certifies that, to her knowledge:

(i)  the Annual Report on Form 10-KSB of the Company for the year ended December
     31, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a)
     or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2007

/s/    Zheng Shen

Zheng Shen
Chief Financial Officer

