Form 10QSB
period 2007-03-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2007-05-14
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 0-27929

ETERNAL TECHNOLOGIES GROUP, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	62-1655508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Sect D, 5/F, Block A, Innotec Tower, 235 Nanjing Road
Heping District, Tianjin, 300052
-----------------------------------------------------------------
(Address of principal executive offices)

011-86-22-2721-7020
-------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of May 15, 2007, 47,073,279 shares of Common Stock of the issuer were outstanding.

ETERNAL TECHNOLOGIES GROUP, INC.
10-QSB FOR THE QUARTER ENDED MARCH 31, 2007
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Unaudited Consolidated Condensed Balance Sheets at
	March 31, 2007 and December 31, 2006	3

	Unaudited Consolidated Condensed Statements of Income
	for the three months ended March 31, 2007 and 2006	4

	Unaudited Consolidated Condensed Statement of
	Stockholders' Equity for the three months ended March 31, 2007	5

	Unaudited Consolidated Condensed Statements of Cash
	Flows for the three months ended March 31, 2007 and 2006	6

	Notes to Unaudited Consolidated Condensed Financial
	Statements	7

Item 2.	Management Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12
		12
	Signatures	12

	Certifications	13-16

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Amounts in United States Dollars)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and Cash equivalents	$25,299,565	$16,024,123
Short-term investments	15,502,073	15,350,176
Accounts receivable	3,408,518	6,790,534
Inventories	1,115,802	5,358,213
Prepayments and deposits	6,240	200,705

Total current assets	45,332,198	43,723,751

Advances to distributors	1,059,308	1,048,929
Investment in Changsha Hongyuan	3,918,701	-
Property and equipment, net of accumulated depreciation of $4,149,193
and $3,943,592 at March 31, 2007 and December 31, 2006, respectively	6,786,127	6,882,175
Land use rights, net of accumulated amortization of $1,760,854
and $1,647,961 at March 31, 2007 and December 31, 2006, respectively	4,702,507	4,722,362
Intangible assets	1,666,473	1,688,520

Total assets	$63,465,314	$58,065,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes Payable and convertible debt	$443,366	$443,366
Accounts payable and accrued liabilities	2,305,060	532,037
Amounts due to related parties	215,218	216,175
Foreign income taxes payable	78,797	229,680
Derivative financial instrument liability	340,431	438,356

Total current liabilities	3,382,872	1,859,614

Commitments and contingencies

Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000 shares authorized, none
issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000 shares authorized;
47,073,579 and 43,567,300 shares issued and outstanding at March 31,
2007 and December 31, 2006, respectively	47,073	43,567
Additional paid - in capital	17,232,326	14,931,217
Subscription receivable	-	(10,176)
Retained earnings	39,316,447	38,097,409
Accumulated other comprehensive income	3,486,596	3,144,106

Total stockholders' equity	60,082,442	56,206,123

Total liabilities and stockholders' equity	$63,465,314	$58,065,737

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006
(Amounts in United States Dollars)

	2007	2006

Revenue:
Agricultural and genetics sales	$5,726,797	$3,608,572
Medical devices sales and services	1,498,065	607,787
Land lease	297,245	-

Total revenue	7,522,107	4,216,359

Cost of sales and services:
Agricultural and genetics sales	5,258,904	2,644,403
Medical devices and services	602,687	277,244
Land lease	137,856	132,988

Total cost of sales and services	5,999,447	3,054,635

Gross profit	1,522,660	1,161,724

Selling, general and administrative expenses	669,031	400,649

Income from operations	853,629	761,075

Other income (expense)
Interest income	49,885	40,728
Earnings on short-term investments	347,430
Loss on sale of property and equipment	(844)	-
Change in value of derivative	(38,880)	(221,649)
Equity in earnings on investment in Changsha Hongyuan	96,508	-

Other income (expense), net	454,099	(180,921)

Income before provision for foreign income taxes	1,307,728	580,154

Provision for income taxes	88,690	39,355

Net income	$1,219,038	$540,799

Net income per common share
basic and diluted	$0.03	$0.01

Weighted average number of
common shares outstanding,
basic and diluted	47,073,579	40,567,300

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Amounts in United States Dollars)

	2007	2006

Cash flows from operating activities
Net income	$1,219,038	$540,799
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings on investment in Changsha Hongyuan	(96,508)	-
Depreciation and amortization	274,738	264,946
Common stock issued for service	264,000	-
Change in value of derivative financial instruments	38,879	221,649
Changes in operating assets and liabilities:
Inventories	4,295,433	(33,143)
Accounts receivable	3,218,448	3,660,793
Prepayments and deposits	196,451	-
Accounts payable and accrued expenses	1,767,758	(60,703)
Account payable to related parties	-	3,082
Foreign income taxes payable	(153,156)	-

Net cash provided by operating activities	11,025,081	4,597,423

Cash flows from investing activities:
Investment in Changsha Hongyuan	(1,918,382)	-

Net cash used by investing activities	(1,918,382)	-

Cash flows from financing activities:
Collection of subscription receivable	10,176	-

Net cash provided by financing activities	10,176	-

Effect of exchange rate changes on cash	158,567	129,766

Net increase in cash and cash equivalents	9,275,442	4,727,189

Cash and cash equivalents, beginning of period	16,024,123	18,228,488

Cash and cash equivalents, end of period	$25,299,565	$22,955,677

Supplemental disclosure of cash flow information:
Interest Paid	$-	$-
Income taxes paid	141,836	39,355

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Amounts in United States Dollars)

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and The instructions to Form 10-QSB and Item 310 (b) Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2006 and notes thereto included in the Company's Form 10-KSB.

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

ETERNAL TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Amounts in United States Dollars)

3.  CASH AND CASH EQUIVALENTS

At March 31, 2007, substantially all of the Company's cash is to be exclusively used for operations in the PRC.

4. PURCHASE OF INVESTMENT IN CHANGSHA HONGYUAN

During the three months ended March 31, 2007 the Company entered into an Exchange Agreement (“the Agreement”) by which it expended $14,850,000 RMB in cash and 2,719,730 shares of common stock valued at $.70 USD ($14,850,000 RMB) for a total investment of $29,700,000 RMB in exchange for a 22% interest in the common stock of Changsha Hong Yuan Aquatic Product, Inc. (“Hong Yuan”). Hong Yuan is a corporation duly organized, validly existing, and in good standing under the laws of the PRC and currently its operations focus on the breeding and sale of turtles. In accordance with the Agreement, Hong Yuan has committed to pay the Company a guaranteed return on its investment of $3,000,000 RMB per year either in cash or the equivalent in additional shares of its common stock.

5.  INCOME TAXES

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

The agricultural tax exemption resulted in tax savings of $221,641 and $190,882 for the three months ended March 31, 2007 and 2006 respectively. Net income per share did not change on either a basic or diluted basis for the three months ended March 31, 2007 or 2006, respectively, as a result of the tax holiday.

E-Sea is subject to Enterprise Income Tax at the PRC rate of 15% on net profits. The provisions for taxes on earnings of the PRC subsidiary for the periods ending March 31, 2007 and 2006 were $39,355 and $88,690, respectively.

A reconciliation of tax at the approximate U.S. statutory rates to the Company’s effective rate are as follows:

ETERNAL TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Amounts in United States Dollars)

5.  INCOME TAXES, continued
	2007		2006
	Amount	Percent	Amount	Percent
Income taxes at federal statutory rate	$384,318	34%	$170,491	34%
Effect of United States and British Virgin Island losses	23,992	2%	29,051	6%
Income tax exemption in the Peoples Republic of China	(221,641)	(20)%	(190,882)	(38)%
Difference in United States and foreign rates	(97,979)	(9)%	30,695	6%
Income tax expense	$88,690	7%	$39,355	8%

6. SEGMENT INFORMATION

The operating segments presented are the segments for which separate financial information is available and for which operating performance is evaluated regularly by management to decide how to allocate resources and in to assess performance. The Company evaluates the performance of the operating segments based on income from operations that is defined as total revenues less operating expenses.

The Company has identified two reportable segments; agricultural genetics and medical devices. The agricultural genetics segment activities include a breeding center, embryo-transplantation, and propagating quality sheep meat and other livestock breeds in Inner Mongolia, PRC. Medical devices' operations include the manufacture, development, sales, marketing and delivery of medical devices in the PRC. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information regarding our reportable segments for the three months ended March 31, 2007 and 2006 is as follows:

	Agricultural Genetics	Medical Devices	Corporate	Total
2006
Revenues	$3,608,571	$607,787	$-	$4,216,359
Income from operations	598,399	259,513	(96,837)	761,075
Depreciation and amortization	197,021	67,925	-	264,946
Total assets	45,162,078	5,324,872	42,438	50,529,386
2007
Revenues	6,024,042	1,498,065		7,522,107
Income from operations	345,152	588,450	(79,974)	853,629
Depreciation and amortization	204,233	70,505	-	274,738
Total assets	52,798,077	8,738,219	1,928,018	63,465,314

Item 2. Management Discussion and Analysis or Plan of Operation

The Company's business is highly seasonal, with most of the Company's revenue and income being earned during the second half of the calendar year. Accordingly, the results of operations for the calendar quarter ended March 31, 2007 are not indicative of the results for any other quarter or for the fiscal year. All items of income and expense have been converted into US$ at an average exchange rate of 7.77136 for the three months ended March 31, 2007 and 8.05582 for the three months ended March 31, 2006.

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Revenues

Revenues for the three months ended March 31, 2007 increased by $3,305,748 or 78.4% to $7,522,107 from $4,216,359 for the corresponding period of the prior year. The following schedule summarizes the sale for each period by category.

	Three Months Ended
Category	March 31, 2007	March 31, 2006
Lamb Meat	$1,724,923	$3,608,572
Embryo’s	4,001,874	-
Land Lease	297,245	-
E-Sea	1,498,065	607,787
Total sales	$7,522,107	$4,216,359

Cost of Sales

Cost of sales for the three months ended March 31, 2007 increased by $2,944,812 or 96.4% to $5,999,447 from $3,054,635 from the corresponding period of the prior year. Our gross margins decreased from 28% to 20% principally because of low profit margin (2%) on the sale of embryo’s. The following schedule summarizes the cost of sales for each period by category.

	Three Months Ended
Category	March 31, 2007	March 31, 2006
Lamb Meat	$1,321,369	2,644,403
Embryos	3,937,535	-
Land Lease	137,856	132,988
E-Sea	602,687	277,244
Total Cost of Sales	$5,999,447	$3,054,635

Gross Profits

The gross profit by category for each of the reporting periods is as follows:

	Three Months Ended
Category	March 31, 2007	March 31, 2006
Lamb Meat	23%	27%
Embryos	2%	-
Land Lease	54%
E-Sea	40%	54%
Overall	20%	28%

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2006 increased by $9,792 or 3.7% to $274,738 from $264,946 for the corresponding period of the prior year. This increase is attributable to increased depreciation on E-Sea assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 increased by $268,382 or 67% to $669,031 from $400,649 for the corresponding period of the prior year. The increase in the selling, general and administrative expenses is principally attributable to an increase in salaries of $117,601 or 49%, as additional personnel were added, an increase in marketing expense of $72,166 principally from E-Sea; an increase of $23,223 in professional fees principally because of the pending litigation and an increase in other miscellaneous expenses principally office overloaded.

Other Income (Expense)

Other income increased by $635,020 to $454,099 for the three months ended March 31, 2006 from $(180,921) for the corresponding period of the prior year. The increase resulted from an increase in interest income of $9,157, an increase in investment income of $347,430 from short-term investments, an increase in equity earnings of $96,508 on investment in Changsha Hongyuan and a reduced loss on changes in the value of derivative financial instruments of $182,769 which was partially offset by a loss on the sale of assets of $844.

Income Taxes

The Company incurred income taxes of $88,690 for the three months ended March 31, 2007, an increase of $49,335 from the $39,355 of income tax expense for the corresponding period of the prior year. This increase resulted because of the increased earnings of E-Sea.

Net Income

As a result of the foregoing, the Company reported net income of $1,219,038 for the three months ended March 31, 2007 compared to income of $540,799 for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash and cash equivalents of $25,299,565 and working capital of $41,949,326. This compares with cash and cash equivalents of $16,024,123 and working capital of $41,864,137 at December 31, 2006.

Cash provided by operating activities totaled $11,025,081 for the three months ended March 31, 2007. This compares with cash flows provided by operating activities of $4,597,423 for the three months ended March 31, 2006. The principal reason for this increase are increased earnings of $678,239, increased depreciation of $9,792, a reduction in inventories of $4,328,576 a reduction in prepaid expenses and deposits of $196,451 and an increase in accounts payable of $1,828,461 which were partially offset by a decrease in accounts payable to related parties of $3,082, a decrease in accounts received of $442,345 a decrease in fixed assets of $5,247, a decrease in the value of derivative financial instruments of $182,770 and an increase in stock issued for service of $264,000.

For the three months ended March 31, 2007 the Company received net proceeds of $2,311,285 from financing activities, of $2,301,119 from capital contributions and $10,176 from common stock receivables. There was no financing activity for the three months ended March 31, 2006.

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

(ii) Accounting for derivative instruments under FASB 133

To address the weaknesses, we have hired an independent accounting firm to assist with accounting for derivatives and will seek outside accounting assistance on any further acquisition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of May 16, 2007, we were a party to two legal proceeding. The first proceeding involves a lawsuit brought by Western Securities Corporation seeking payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and one to Thomas L. Tedrow plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was initially filed in Federal District Court in the Eastern District of Louisiana. The Company filed a Motion to Dismiss for lack of personal jurisdiction or alternatively a Motion to Dismiss for lack of venue.

In October 2005, the Court granted the Company's motion for a change of venue and the case was moved to the Southern District Court of Texas in Houston, Texas. The Company believes that the case is without merit and the basis of the promissory note involves expenditures not made on the Company's behalf. Furthermore, the Company has significant counterclaims that it plans to assert against Mr. Tedrow and Market Management, Inc. This matter is scheduled for trial on May 23, 2007.

The State Court in New York dismissed a cause of action, filed by Bristol Investments Limited against the Company, on February 14, 2006. On March 30, 2006 without stating a new cause of action, Bristol Investments Limited re-filed the cause of action against the Company. The case is currently pending in the Supreme Court of the State of New York.

As of May 15, 2006, there are no other causes of action pending against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006, the Company issued 2,719,730 shares of its common stock as a portion of the purchase price for the acquisition of a 22% interest in Hong Yuan Aquatic Products, Inc., a company engaged in commercial turtle farming in Changsha, Hunan Province China.

The Company also issued 600,000 shares to Yulang Zhang to compensate her for the 600,000 shares she had sold to pay the various Company obligations in the United States. In addition, the Company issued 186,549 shares of its common stock to four Warrant holders for the cashless conversions of 330,578 warrants.

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

ETERNAL TECHNOLOGIES GROUP, INC.

Date: May 15, 2007	By:	/s/ Jiansheng Wei
Jiansheng Wei
Chief Executive Officer
Date: May 15, 2007
/s/ Zheng Shen Zheng Shen
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

Date: May 15, 2007

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

Date: May 15, 2007

/s/ ZHENG SHEN
-----------------------
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

Date: May 15, 2007

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

Date: May 15, 2007

/s/ Zheng Shen
-----------------------
Zheng Shen
Chief Financial Officer