Form 10QSB/A
period 2007-03-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2007-05-16
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY
For the Three Months Ended March 31, 2007
(Amounts in United States Dollars)

						Accumulated
			Additional	Stock		Other
	Common Stock		Paid-In	Subscription	Retained	Comprehensive
	Shares	Amount	Capital	Receivable	Earnings	Income	Total

Balance at December 31, 2006	43,567,300	$43,567	$14,931,217	$(10,176)	$38,097,409	$3,144,106	$56,206,123

Net Income	-	-	-	-	1,219,038	-	1,219,038

Foreign currency translation
adjustment	-	-	-	-	-	342,490	342,490

Comprehensive income							1,561,528

Common stock issued for
acquisition of investment
in Changsha Hongyuan	2,719,730	2,720	1,901,091	-	-	-	1,903,811

Common stock issued upon
exercise of warrants	186,549	186	136,618	-	-	-	136,804

Compensatory common stock
issuances	600,000	600	263,400	-	-	-	264,000

Collection of subscription
receivable	-	-	-	10,176	-	-	10,176

Balance at March 31, 2007	47,073,579	$47,073	$17,232,326	$-	$39,316,447	$3,486,596	$60,082,442

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Amounts in United States Dollars)

	2007	2006

Cash flows from operating activities
Net income	$1,219,038	$540,799
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings on investment in Changsha Hongyuan	(96,508)	-
Depreciation and amortization	274,738	264,946
Common stock issued for service	264,000	-
Change in value of derivative financial instruments	38,880	221,649
Changes in operating assets and liabilities:
Inventories	4,295,433	(33,143)
Accounts receivable	3,218,448	3,660,793
Prepayments and deposits	196,451	-
Accounts payable and accrued expenses	1,767,758	(60,703)
Account payable to related parties	-	3,082
Foreign income taxes payable	(153,156)	-

Net cash provided by operating activities	11,025,082	4,597,423

Cash flows from investing activities:
Investment in Changsha Hongyuan	(1,918,382)	-

Net cash used by investing activities	(1,918,382)	-

Cash flows from financing activities:
Collection of subscription receivable	10,176	-

Net cash provided by financing activities	10,176	-

Effect of exchange rate changes on cash	158,566	129,766

Net increase in cash and cash equivalents	9,275,442	4,727,189

Cash and cash equivalents, beginning of period	16,024,123	18,228,488

Cash and cash equivalents, end of period	$25,299,565	$22,955,677

Supplemental disclosure of cash flow information:
Interest Paid	$-	$-
Income taxes paid	141,836	39,355

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

Eternal - BVI was incorporated in the British Virgin Islands in March 2000. In May 2000, Eternal - BVI acquired 100% of Willsley Company Limited. Willsley is a holding company that owns 100% of Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd. ("Aershan Agriculture"). Aershan Agriculture owns a cattle herd, conducts breeding operations and owns a farm in Inner Mongolia which it leases to a Chinese company for approximately $572,000 per year.

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2007 increased by $9,792 or 3.7% to $274,738 from $264,946 for the corresponding period of the prior year. This increase is attributable to increased depreciation on E-Sea assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 increased by $268,382 or 67% to $669,031 from $400,649 for the corresponding period of the prior year. The increase in the selling, general and administrative expenses is principally attributable to an increase in salaries of $117,601 or 49%, as additional personnel were added, an increase in marketing expense of $72,166 principally from E-Sea; an increase of $23,223 in professional fees principally because of the pending litigation and an increase in other miscellaneous expenses principally office overloaded.

Other Income (Expense)

Other income increased by $635,020 to $454,099 for the three months ended March 31, 2007 from $(180,921) for the corresponding period of the prior year. The increase resulted from an increase in interest income of $9,157, an increase in investment income of $347,430 from short-term investments, an increase in equity earnings of $96,508 on investment in Changsha Hongyuan and a reduced loss on changes in the value of derivative financial instruments of $182,769 which was partially offset by a loss on the sale of assets of $844.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued 2,719,730 shares of its common stock as a portion of the purchase price for the acquisition of a 22% interest in Hong Yuan Aquatic Products, Inc., a company engaged in commercial turtle farming in Changsha, Hunan Province China.

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