Form 10QSB
period 2007-06-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2007-08-13
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from__________to__________.
Commission File No. 0-27929
ETERNAL TECHNOLOGIES GROUP, INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	62-1655508 (IRS Employer Identification No.)
Sect. D, 5/F, Block A. Innotech Tower, 235 Nanjing Rd. Heping District, Tianjin 300052 (Address of principal executive offices)
011-86-22-2721-7020 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

As of July 31, 2007, 47,073,579 shares of Common Stock of the issuer were outstanding.

TABLE OF CONTENTS

ETERNAL TECHNOLOGIES GROUP, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2007 (Unaudited ) and	3
December 31, 2006

Unaudited Consolidated Statements of Operations for the three and six
Months ended June 30, 2007 and 2006	4

Unaudited Consolidated Statements of Cash Flows for the six months ended
June 30, 2007 and 2006	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures	13

Part II. Other Information

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	14

Item 1.  Consolidated Financial Statements
ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Amounts in United States Dollars)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,223,055	$16,024,123
Short-term investments	15,738,117	15,350,176
Accounts receivable	5,313,627	6,790,534
Inventories	63,185	5,358,213
Prepayments and deposits	6,217	200,705
Total current assets	47,344,201	43,723,751
Advances to distributors	1,075,438	1,048,929
Property and equipment, net of accumulated depreciation
of $4,816,318 and $3,943,592 at June 30, 2007 and
December 31, 2006, respectively	6,720,059	6,882,175
Land use rights, net of accumulated amortization
of $1,824,808 and $1,647,961 at June 30, 2007 and
December 31, 2006, respectively	4,706,510	4,722,362
Intangible assets	1,652,502	1,688,520
Long-term investment	4,048,130	-
Total assets	$65,546,840	$58,065,737
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes Payable and convertible debt	$443,366	$443,366
Accounts payable and accrued liabilities	1,177,100	532,037
Amounts due to related parties	215,130	216,175
Payable due to Income Taxes	143,315	229,680
Derivative financial instrument liability	339,663	438,356
Total current liabilities	2,318,574	1,859,614
Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000
authorized, none issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000
authorized; 47,073,579 shares issued and
outstanding	47,073	43,566
Additional paid - in capital	17,232,327	14,931,218
Subscription receivable	-	(10,176)
Retained earnings	41,229,491	38,097,409
Accumulated other comprehensive income	4,719,375	3,144,106
Total stockholders' equity	63,228,266	56,206,123
Total liabilities and stockholders' equity	$65,546,840	$58,065,737

The accompanying notes are an integral part of these unaudited consolidated financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(Amounts in United States Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:		$$		$$
Agricultural and genetics sales	9,214,703	8,912,038	14,923,370	12,522,328
Medical device sales and services	1,719,093	1,458,099	3,216,075	2,064,168
Land lease	150,213	-	449,049	-
Total revenue	11,084,009	10,370,137	18,588,494	14,586,496
Cost of sales and services
Agricultural and genetics sales	7,002,928	6,945,868	12,186,174	9,460,525
Medical device sales and services	501,611	648,711	1,033,985	923,743
Land lease	67,034	63,982	133,359	128,229
Total cost of sales and services	7,571,573	7,658,561	13,353,518	10,512,497
Gross profit	3,512,436	2,711,576	5,234,976	4,073,999
Depreciation Expense	210,755	202,058	419,168	402,757
Selling, general and administrative
expenses	1,417,163	913,881	2,085,940	1,314,530
Income from operations	1,884,518	1,595,637	2,729,868	2,356,712
Other income (expense)
Interest income	53,662	48,109	103,530	88,837
Loss on Sales of Assets	-	-	(849)	-
Investment Income	97,541	-	543,338	-
Change in value of derivative
financial instruments	769	117,435	(38,111)	(104,214)
Other income (expense), net	151,972	165,544	607,908	(15,377)
Income before provision for
income taxes	2,036,490	1,761,181	3,337,776	2,341,335
Provision for income taxes	117,149	102,481	205,694	141,836
Net income	$1,919,341	$1,658,700	$3,132,082	$2,199,499
Net income per common share
basic and diluted	$0.04	$0.04	$0.07	$0.05
Weighted average number of
common shares outstanding,
basic and diluted	47,073,579	40,567,300	47,073,579	40,321,041

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Amounts in United States Dollars)

	2007	2006

Cash flows from operating activities
Net income	$3,132,082	$2,199,499
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	552,527	530,986
Change in value of derivative financial instruments	(98,693)	104,214
Changes in operating assets and liabilities:
Inventories	5,430,445	20,553
Fixed Assets	(10,212)	-
Accounts receivable	1,752,930	6,234,810
Prepayments and deposits	199,560	(374,874)
Accounts payable and accrued expenses	539,447	69,152
Account payable to related parties	-	(141,619)

Net cash provided by operating activities	11,498,086	8,642,721

Cash flows from investing activities:
Long Term Investment	(4,018,919)	(249,796)

Net cash provided by investing activities	(4,018,919)	(249,796)

Cash flows from financing activities:
Capital contributed	2,304,615	-
Common Stock Receivable	10,176	-

Net cash provided by financing activities	2,314,791	-

Effect of exchange rate changes on cash	404,974	568,729

Net increase (decrease) in cash and cash equivalents	10,198,932	8,961,654

Cash and cash equivalents, beginning of period	16,024,123	18,224,488

Cash and cash equivalents, end of period	$26,223,055	$27,186,142

Supplemental disclosure of cash flow information:
Interest Paid	$-	$-
Tax paid	205,694	26,518

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

Foreign currency translation

The Company's reporting currency is the US$. The Company maintains no material accounts in currency of the United States of America. All of the subsidiaries maintain their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the balance sheet amounts from RMB into US$ has been made at the single rate of exchange on June 30, 2007 and December 31, 2006 of 7.63 and 7.82 RMB/US$, respectively. The income statement has been translated at the average rate of exchange in effect during the year of 7.73 RMB/US$ and 7.98 RMB/US$ for the years ended December 31, 2006, respectively. No representation is made as to whether the RMB amounts could have been, or could be, converted into US$ at that rate on June 30, 2007 or December 31, 2006 or at any other date.

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

In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3. Cash and Cash Equivalents

At June 30, 2007, the Company maintains bank accounts in the PRC of approximately $26,223,055.

4. Notes Payable

The Company's promissory notes payable are in default at June 30, 2007 and the holder of the notes has filed suit for payment of the notes. The case was tried in May 2007. However, no decision has yet been rendered by the Court.

5. Income Taxes

The companies operate in several jurisdictions and may be subject to taxation in those jurisdictions.

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States of America. Accordingly, no United States corporate taxes have been provided in these consolidated financial statements. The Company has a U.S. net operating loss carry forward of approximately $2,087,859 expire in years between 2022 and 2025. However a valuation allowance has been provided as management does not expect the tax benefits to be realized. No other significant deferred assets or liabilities existed at December 31, 2006. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

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

The tax holiday resulted in tax savings that account for substantially the entire difference between the income tax provision that would be expected using United States federal statutory tax rates and the tax provision of zero for the three and six months ended June 30, 2007. The tax provision for the corresponding period of the current year were $117,149 and $ 205,694 respectively, all from the business activities of E-Sea.

6. Contingencies

In conjunction with certain subscription agreements entered into during 2003, the Company has agreed to register the shares issued under a Form SB-2 registration statement. There were penalties for not timely meeting filing and effectiveness deadlines, and the Company received claims related to these penalties. On May 24, 2005 the Company issued convertible notes, allowing for conversion of the penalty to the Company’s common stock, to the holders of the subscription agreements who accepted settlement. One subscription agreement holder elected to not accept a convertible note and is pursuing legal action as discussed in Part II, Item 1.

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

7. Related Party Transactions

During the three and six months ended the Company engaged in various transactions with related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Common stock sold by officers/ directors
directors with proceeds contributed
to the company for payment of
operating expenses	$-		$	$

8. Non-Cash Investing and Financing

During the three and six months ended the Company engaged in various transactions with related parties as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Common Stock issued to convert debt	$-	$52,262		$	$ 419,335
Common Stock issued for acquisition of Investment	$-	$-	$1,903,811		$-
Common Stock issued upon exercise of warrants	$-	$-	$136,804		$-
Compensatory common stock issuances	$-	$-	$264,000		$-

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company’s business is seasonal. Accordingly, the results of operations for the three and six month periods ended June 30, 2007 are not indicative of the results for any other quarter, period or for the fiscal year.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2007 and 2006.

Three Months Ended June 30, 2007 Compared to Three months Ended June 30, 2006

Revenues -
Revenues for the three months ended June 30, 2007 increased by $713,872 or 7% to $11,084,009 from $10,370,137 for the corresponding period of the prior year. The following table indicates the changes in sales by category for the two periods.

	Three months ended June 30
Source of Revenue	2007	2006	Difference
Cattle Embryo Transfers	$4,499,894	$5,222,576	$(722,682)
Embryo	0	1,346,155	(1,346,155)
Mutton	4,714,809	2,343,307	2,371,502
Land Lease	150,213	-	150,213
E-Sea	1,719,093	1,458,099	260,994
Totals	$11,084,009	$10,370,137	$713,872

Cost of Sales and Services

Cost of sales and services for the three months ended June 30, 2007 decreased $86,988 or 1% to $7,571,573 from $7,658,561 for the corresponding period of the prior year. The following table indicates the changes in cost of sales and services for the two periods:

Source of Cost of	Three Months Ended June 30,			2007
Sales and Services	2007	2006	Difference	Profit Margin
Cattle Embryo Transfer	3,221,326	3,829,769	(608,443)	40%
Land lease expense	67,034	63,982	3,052	124%
Feeding fee	50,332	-	50,332	-100%
Embryo	-	1,233,975	(1,233,975)	0%
Mutton	3,731,270	1,882,124	1,849,146	26%
E-Sea	501,611	648,711	(147,100)	242%
Totals	7,571,573	7,658,561	(86,988)	46%

Depreciation and Amortization -

Depreciation and amortization expenses decreased by $55,285 or 20.8% to $210,755 from $266,040 for the corresponding period of the prior year. This decrease is attributable to the classification of the land lease depreciation of $67,034 being reclassified to cost of goods sold in the current period. Without this reclassification, depreciation would have increased by $11,749, principally because of the change in currency valuation.

Selling and Administrative Expenses -

Selling and administrative expenses increased by $503,282 or 55% to $1,417,163 from $913,881 for the corresponding period of the prior year. The following table indicates the changes in selling, general and administrative expenses by category for the two periods:

	Three Months Ended June 30,
Category	2007	2006	Difference
Marketing Expense	$30,000		$30,000
Office charges	15,446	$13,505	1,941
Salaries	363,259	242,805	120,454
Distributor Commissions	105,344	72,917	32,427
Travel	8,953	25,189	(16,236)
Consulting fees	0	24,929	(24,929)
Entertainment	7,169	3,750	3,419
Legal & Professional	174,932	288,405	(113,473)
Rent	20,377	24,880	(4,503)
Telephone	1,332	1,809	(477)
Penalty Expense	-	154,760	(154,760)
Research & Development	130,055	-	130,055
Miscellaneous	296	932	(636)
US Office Expense	60,000	60,000	-
Litigation Accrual	500,000	-	500,000
	$1,417,163	$913,881	$503,282

Other Income (Expense)

For the three months ended June 30, 2007 the company experienced an increase in interest income of $5,553 or 11.5% to $53,662 from $48,109 for the corresponding period of the prior year. The increase is attributable to an increase in balances on deposit and higher interest rates.

For the three months ended June 30, 2007, the company had investment income of $97,541 from the company’s Turtle Farm investment. There was no investment income for the corresponding period of 2006.

For the three months ended June 30, 2007 the company had a change in the value of derivative instruments of $769. For the three months ended June 30, 2006 the company had a positive change in the value of derivative instruments of $117,435.

Income Taxes

As a result of the foregoing, the company’s other income decreased by $13,572 to $151,972 from $165,544 for the corresponding period of 2006.

For the three months ended June 30, 2007, the Company provided taxes on its income from its E-Sea operations of $117,149. This compares to a tax provision of $102,481 for the corresponding period of the prior year. The remainder of the Company's income is from agricultural activities which benefits from a tax holiday.

As a result of the foregoing, the company had net income of $1,919,341 or $.04 per share for the three months ended June 30, 2007 compared to net income of $1,658,700 or $.04 per share for the corresponding period of the prior year.

Six Months Ended June 30, 2007 As Compared to Six Months Ended June 30, 2006

Revenues-

Revenues for the six months ended June 30, 2007 increased by $4,001,998 or 27.4% to $18,588,494 from $14,586,496 for the corresponding period of the prior year. The following table indicates the changes in sales by category for the two periods:

	Six Months ended June 30
Source of Revenue	2007	2006	Difference
Lamb meat	$1,734,155	$3,616,013	$(1,881,858)
Cattle Embryo Transfers	4,476,073	5,224,374	(748,301)
Embryo	4,023,291	1,343,411	2,679,880
Mutton	4,689,851	2,338,530	2,351,321
E-Sea	3,216,075	2,064,168	1,151,907
Land Lease	449,049	-	449,049
Total	$18,588,494	$14,586,496	$4,001,998,

Cost of Sales and Services

Cost of sales and services for the six months ended June 30, 2007 increased by $2,969,250 or 28.6% to $13,353,518 from $10,384,268 for the corresponding period of the prior year. The following table indicates the changes in cost of sales and services by category for the two periods:

	Six Months Ended June 30,
Source of Cost of Sales & Services	2007	2006	Difference	2007 Gross Profit Margin
Lamb meat	$1,211,645	$2,537,553	$(1,325,908)	43%
Cattle Embryo Transfer	3,204,273	3,813,228	(608,955)	40%
Embryo	3,958,609	1,231,460	2,727,149	2%
Mutton	3,711,518	1,878,284	1,833,234	26%
Feeding fee	100,129	-	100,129	-100%
E-Sea	1,033,985	923,743	110,242	211%
Land Lease	133,359	128,229	5,130	236%
Total	$13,353,518	$10,512,497	$2,841,021	39%

Depreciation and Amortization -

Depreciation and amortization expenses decreased by $111,818 or 21.1% to $419,168 from $530,986 for the corresponding period of the prior year. This decrease is attributable to depreciation of $133,359 being reclassified to cost of goods sold in the current period. Without the reclassification deprecation would have increased by $21,541 principally because of the change in currency valuation.

Selling, General and Administrative Expenses -

Selling, General and Administrative expenses increased by $771,410 or 59% to $2,085,940 from $1,314,530 for the corresponding period of the prior year. The following table indicates the changes in Selling, General and Administrative Expenses by category for the two periods.

	Six Months Ended June 30,
Category	2007	2006	Difference
Office changes	$51,443	$40,542	$10,901
Salaries	722,673	484,620	238,053
Commissions to distributors	197,930	93,292	104,638
Travel	19,274	30,175	(10,901)
Consulting Fee	-	24,878	(24,878)
Entertainment	49,387	8,801	40,586
Legal & Professional	277,404	367,840	(90,436)
Rent	45,196	45,180	16
Telephone	2,810	3,298	(488)
Research & Development	129,366	-	129,366
Miscellaneous	457	1,144	(687)
Penalty Expense	-	154,760	(154,760)
Marketing Expense	30,000	-	30,000
US Office Expense	60,000	60,000	-
Litigation Reserve	500,000	-	500,000
Totals	$2,085,940	$1,314,530	$771,410

Other Income (Expense)

For the six months ended June 30, 2007 the company experienced an increase in other income of $623,285. This resulted from an increase in interest income of $14,693 an increase in investment income of $543,338 and a reduction in the impact of the charges in value of our derivative financial instruments of $66,103 which was partially offset by a loss on the sale of assets of $849.

Income Taxes

The Company provided taxes on its income from the E-Sea operations of $205,694 for the six-month ended June 30, 2007. This compares with a provision for income taxes for the prior year period of $141,836.

As a result of the foregoing, the Company had net income of $3,132,082 or $.07 per share for the six months ended June 30, 2007 compared to net income of $2,199,499 or $.05 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash and cash equivalents of $26,223,055 and working capital of $45,025,627. This compares with cash and cash equivalents of $16,024,123 and working capital of $41,864,137 as of December 31, 2006.

Cash provided by operating activities totaled $11,498,086 for the six months ended June 30, 2007. This compares with cash provided by operating activities of $8,642,721 for the corresponding period of the prior year. This increase resulted from an increase in net income of $932,582 a change in the current accounts of $2,254,361 and an increase in depreciation and amortization of $21,541 which was partially offset by negative change in the value of the derivative financial instruments of $202,907.

Cash used in investing activities was $4,018,919 during the six months ended June 30,2007 compared to $249,796 for the six months ended June 30, 2006. All of the cash used in investing activities during the six months ended June 30, 2007 was for the purchase of a long-term investment.

Cash provided from financing activities for the six months ended June 30, 2007, totaled $2,314,791, 2,304,615 from the issuance of common stock and $10,176 from the collection of a common stock receivable. There were no financing activities for the six months ended June 30, 2006.

At June 30, 2007, the Company listed notes payable of $443,366. These notes are currently the subject of litigation where the Company is challenging their validity. (See legal proceedings, supra).

The Company has a cash and bank balances of $26,223,055 and short term liquid investments of $15,738,117 which is more than sufficient to cover its PRC operations. However, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out is business objectives outside the PRC for the next twelve (12) months.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of May 16, 2006, we were a party to two legal proceedings. The proceedings involve a lawsuit brought by Western Securities Corporation seeking payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and one to Thomas L. Tedrow plus accrued interest since July 11, 2004, attorney's fees, cost of collection and other court costs. This cause of action was initially filed in Federal District Court in the Eastern District of Louisiana. The Company filed a Motion to Dismiss for lack of personal jurisdiction or alternatively a Motion to Dismiss for lack of venue.

In October 2006, the Court granted the Company's motion for a change of venue and the case was moved to the Southern District Court of Texas in Houston, Texas. The case was tried in May, 2007. However, the court has not yet rendered its decision.

On February 14, 2006, the second cause of action involves one of the convertible promissory notes owned by Bristol Investments Limited in the State Court in New York dismissed for the third time a cause of action, filed by Bristol Investments Limited against the Company, On March 30, 2006 without stating a new cause of action, Bristol Investments Limited re-filed the same cause of action against the Company. This case is currently pending.

As of August 15, 2007, there are no other causes of action pending against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2007 there were no sales of equity securities.

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

ETERNAL TECHNOLOGIES GROUP, INC.

Date: August 13, 2007	By:	/s/ Jiansheng Wei
Chief Executive Officer

Date: August 13, 2007	By:	/s/ Zheng Shen
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/ ZHENG SHEN
-----------------------
Zheng Shen
Chief Financial Officer

        EXHIBIT 32.1

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO 18 U.S.C. SECTION 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Jiansheng Wei, the chief executive officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i)  the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2007

/s/ JIANSHENG WEI
-----------------------
Jiansheng Wei
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO 18 U.S.C. SECTION 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the chief financial officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i)  the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2007

/s/ Zheng Shen
-----------------------
Zheng Shen
Chief Financial Officer