Form 10QSB
period 2007-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2007-11-09
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from__________to__________.
Commission File No. 0-27929
ETERNAL TECHNOLOGIES GROUP, INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	62-1655508 (IRS Employer Identification No.)
Suite 2007, Golden Central Tower, No. 3037, Jintian Rd., Futian District, Shenzhen, Guangdong, Province, P.R. China
011-86-22-2721-7020 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

As of October 1, 2007, 47,073,579 shares of Common Stock of the issuer were outstanding.

TABLE OF CONTENTS

ETERNAL TECHNOLOGIES GROUP, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2007 (Unaudited ) and	3
December 31, 2006

Unaudited Consolidated Statements of Operations for the three and nine
Months ended September 30, 2007 and 2006	4

Unaudited Consolidated Statements of Cash Flows for the nine months ended
September 30, 2007 and 2006	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	15

Item 1. Consolidated Financial Statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Amounts in United States Dollars)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$45,634,503	$16,024,123
Short-term investments	-	15,350,176
Accounts receivable	4,345,803	6,790,534
Inventories	50,920	5,358,213
Prepayments and deposits	6,252	200,705

Total current assets	50,037,478	43,723,751

Advances to distributors	1,090,774	1,048,929
Property and equipment, net of accumulated depreciation
of $4,073,726 and $3,943,592 at September 30, 2007 and	5,816,690	6,882,175
December 31, 2006, respectively
Land use rights, net of accumulated amortization
of $1,919,392 and $1,647,961 at September 30, 2007 and	4,705,062	4,722,362
December 31, 2006, respectively
Intangible assets	1,636,160	1,688,520
Long-term investment	4,178,473	-

Total assets	$67,464,637	$58,065,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes Payable and convertible debt	$443,366	$443,366
Accounts payable and accrued liabilities	1,055,838	532,037
Amounts due to related parties	215,295	216,175
Payable due to Income Taxes	215,065	229,680
Derivative financial instrument liability	281,670	438,356

Total current liabilities	2,211,234	1,859,614

Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000
authorized, none issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000
authorized; 47,073,579 shares issued and
outstanding	47,073	43,566
Additional paid - in capital	17,232,327	14,931,218
Subscription receivable	-	(10,176)
Retained earnings	43,219,386	38,097,409
Accumulated other comprehensive income	5,636,707	3,144,106
Treasury shares, at cost, 1,509,730 shares	(882,090)	-

Total stockholders' equity	65,253,403	56,206,123

Total liabilities and stockholders' equity	$67,464,637	$58,065,737

The accompanying notes are an integral part of these unaudited consolidated financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Amounts in United States Dollars)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Revenue:	$	$		$	$
Agricultural and genetics sales	1,506,132		3,129,128	16,514,000	15,652,944
						Medical device sales and services	2,327,130	3,697,468	5,533,578	5,761,636
Land lease	152,595		289,579	601,895	288,091
Total revenue	3,985,857		7,116,175	22,649,473	21,702,671
Cost of sales and services
Agricultural and genetics sales	1,226,044		2,635,873	13,481,271	12,190,489
Medical device sales and services	674,294		1,257,431	1,706,211	2,087,083
Land lease	68,097		64,282	201,451	192,845
Total cost of sales and services	1,968,435		3,957,586	15,388,933	14,470,417
Gross profit	2,017,422		3,158,589	7,260,540	7,232,254
Depreciation Expense	146,072		203,291	566,172	605,714
Selling, general and administrative
Expenses	760,397		975,078	2,845,511	2,289,608

Income from operations	1,110,953		1,980,220	3,848,857	4,336,932
Other income (expense)
Interest income	416,015		52,384	866,250	141,221
Gain on Sales of Assets	481,444		-	473,897	-
Investment Income	99,088		-	293,131	-
Change in value of derivative
financial instruments	57,992		64,373	19,881	(39,841)
Other income (expense), net	1,054,539		116,757	1,653,159	101,380
Income before provision for
income taxes	2,165,492		2,096,977	5,502,016	4,438,312
Provision for income taxes	175,330		253,234	380,039	395,070
Net income	$1,990,162		$1,843,743	$5,121,977	$4,043,242
Net income per common share
basic and diluted	$0.04		$0.05	$0.11	$0.10
Weighted average number of
common shares outstanding,
basic and diluted	47,073,579		40,567,300	47,073,579	40,321,041

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Amounts in United States Dollars)

	2007	2006

Cash flows from operating activities
Net income	$5,121,977	$4,043,243
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	767,623	798,559
Gain From Sales of Fixed Assets	(473,897)
Equity in earnings of Turtle Farm	(293,131)	-
Change in value of derivative financial instruments	(156,686)	39,841
Changes in operating assets and liabilities:
Inventories	5,521,048	79,055
Accounts receivable	2,916,266	4,898,444
Prepayments and deposits	202,460	(633)
Accounts payable and accrued expenses	478,798	1,420,264
Account payable to related parties	-	(29,262)

Net cash provided by operating activities	14,084,458	11,249,511

Cash flows from investing activities:
Redemption/(Purchase) of Short-Term Investment	15,962,541	(15,157,639)
Proceeds from Sales of Fixed Assets	1,376,770	-
Advances to distributors	-	(252,628)
Long Term Investment	(3,885,342)	-

Net cash provided by investing activities	13,453,969	(15,410,267)

Cash flows from financing activities:
Capital contributed	2,304,615	-
Repurchase of common stock	(882,090)	-
Collection of Subscription Receivable	10,176	-

Net cash provided by financing activities	1,432,701	-

Effect of exchange rate changes on cash	639,251	827,939

Net increase (decrease) in cash and cash equivalents	29,610,380	(3,332,817)

Cash and cash equivalents, beginning of period	16,024,123	18,224,488

Cash and cash equivalents, end of period	$45,634,503	$14,891,671

Supplemental disclosure of cash flow information:
Interest Paid	$-	$-
Tax paid	380,039	395,070

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

Foreign currency translation

The Company's reporting currency is the US$. The Company maintains no material accounts in currency of the United States of America. All of the subsidiaries maintain their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the balance sheet amounts from RMB into US$ has been made at the single rate of exchange on September 30, 2007 and December 31, 2006 of 7.52 and 7.82 RMB/US$, respectively. The income statement has been translated at the average rate of exchange in effect during the year of 7.68 RMB/US$ and 7.98 RMB/US$ for the years ended December 31, 2006, respectively. No representation is made as to whether the RMB amounts could have been, or could be, converted into US$ at that rate on September 30, 2007 or December 31, 2006 or at any other date.

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

Revenue recognition

In accordance with Staff Accounting Bulletin No. 104 (SAB 104), revenue from the sale of livestock, mutton embryos, and raw materials is recognized when persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; the merchandise is delivered to the customer and title passes; and collectibility is reasonably assured. Lease income for 2007 is recognized quarterly.

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

Recent accounting pronouncements

In November 2004, FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after September 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications did not have an impact on the Company’s results of operations.

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

In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3. Cash and Cash Equivalents

At September 30, 2007, the Company maintains bank accounts in the PRC of approximately $45,634,503.

4. Notes Payable

On August 22, 2007, the Federal District Court for the Southern District of Texas issued a decision involving the promissory notes in default to Tom Tedrow and Market Management LLC awarding them $636,757.86 which includes accrued interest. The full amount of this judgment had previously been reserved.

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

The tax holiday resulted in tax savings that account for substantially the entire difference between the income tax provision that would be expected using United States federal statutory tax rates and the tax provision of zero for the three and nine months ended September 30, 2007. The tax provision for the corresponding period of the current year were $175,330 and $ 380,039 respectively, all from the business activities of E-Sea.

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

7. Related Party Transactions

During the three and nine months ended the Company engaged in various transactions with related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Common stock sold by officers/ directors
directors with proceeds contributed
to the company for payment of
operating expenses	$186,972	$-	$186,972	$-

8. Non-Cash Investing and Financing

During the three and nine months ended the Company engaged in various transactions with related parties as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Common Stock issued to convert debt	$-	$52,262		$	$ 419,335
Common Stock issued for acquisition of Investment	$-	$-	$1,903,811		$-
Common Stock issued upon exercise of warrants	$-	$-	$136,804		$-
Compensatory common stock issuances	$-	$-	$264,000		$-

9.	Segment Reporting

The operating segments presented are the segments for which separate financial information is available and for which operating performance is evaluated regularly by management to decide how to allocate resources and in to assess performance. The Company evaluates the performance of the operating segments based on income from operations that is defined as total revenues less operating expenses.

The Company has identified two reportable segments: agricultural genetics and medical devices. The agricultural genetics segment activities include a breeding center, embryo-transplantation, and propagating quality sheep meat and other livestock breeds in Inner Mongolia, PRC. Medical devices’ operations include the manufacture, development, sales, marketing and delivery of medical devices in the PRC. Included in “Other” are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information regarding our reportable segments for the nine months ended September 30, 2007and 2006, is as follows:

	Agricultural	Land	Medical
	Genetics	Lease	Devices	Corporate	Total
2007

Revenues	$16,514,000	$601,895	$5,533,578	$-	$22,649,473
Income from operations	3,475,971	400,444	2,153,555	(907,993)	5,121,977
Depreciation and amortization	351,675	201,451	214,497	-	767,623
Total assets	50,007,709	4,705,062	10,810,992	1,940,874	67,464,637

	Agricultural	Land	Medical
	Genetics	Lease	Devices	Corporate	Total
2006

Revenues	15,652,944	288,091	5,761,636	-	21,702,671
Income from operations	2,310,783	95,246	2,624,488	(693,585)	4,336,932
Depreciation and amortization	400,984	192,845	204,730	-	798,559
Total assets	44,031,943	4,728,236	7,742,108	2,730	56,505,017

Information regarding our reportable segments for the three months ended September 30, 2007 and 2006, is as follows:

	Agricultural	Land	Medical
	Genetics	Lease	Devices	Corporate	Total
2007

Revenues	$1,506,132	$152,595	$2,327,130	$-	$3,985,857
Income from operations	(62,968)	84,498	1,164,005	(74,582)	1,110,953
Depreciation and amortization	73,443	68,097	72,629	-	214,169

	Agricultural	Land	Medical
	Genetics	Lease	Devices	Corporate	Total
2006
Revenues	3,129,128	289,579	3,697,468	-	7,116,175
Income from operations	158,484	225,297	1,679,762	(83,323)	1,980,220
Depreciation and amortization	134,692	64,282	68,599	-	267,573

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company’s business is seasonal. Accordingly, the results of operations for the three and nine month periods ended September 30, 2007 are not indicative of the results for any other quarter, period or for the fiscal year.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended September 30, 2007 and 2006.

Three Months Ended September 30, 2007 Compared to Three months Ended September 30, 2006

Revenues -
Revenues for the three months ended September 30, 2007 decreased by $3,130,318 or 44.0% to $3,985,857 from $7,116,175 for the corresponding period of the prior year. The following table indicates the changes in sales by category for the two periods.

	Three months ended September 30
Source of Revenue	2007	2006	Difference
Mutton	1,506,132	3,129,128	(1,622,996)
Land Lease	152,595	289,579	(136,984)
E-Sea	2,327,130	3,697,468	(1,370,338)
Totals	3,985,857	7,116,175	(3,130,318)

Cost of Sales and Services

Cost of sales and services for the three months ended September 30, 2007 decreased $1,989,151 or 50.3% to $1,968,435 from $3,957,586 for the corresponding period of the prior year. The following table indicates the changes in cost of sales and services for the two periods .

Source of Cost of	Three Months Ended September 30,			2007
Sales and Services	2007	2006	Difference	Profit Margin
Cattle Embryo Transfer
Land lease expense	68,097	64,282	3,815	55.4%
Feeding fee	29,066	48,846	(19,780)	-
Mutton	1,196,978	2,587,027	(1,390,049)	20.6%
E-Sea	674,294	1,257,431	(583,137)	71.0%
Totals	1,968,435	3,957,586	(1,989,151)	50.3%

Depreciation and Amortization -
Depreciation and amortization expenses decreased by $57,219 or 28.1% to $146,072 from $203,291 for the corresponding period of the prior year. This decrease is attributable to the disposition of fixed assets.

Selling and Administrative Expenses -

Selling and administrative expenses decreased by $214,681 or 22% to $760,397 from $975,078 for the corresponding period of the prior year. The following table indicates the changes in selling, general and administrative expenses by category for the two periods:
	Three Months Ended September 30,
Category	2007	2006	Difference
Office charges	$24,259	$16,136	$8,123
Salaries	369,019	244,197	124,822
Distributor Commissions	144,668	227,526	(82,858)
Travel	4,973	3,731	1,242
Entertainment	2,043	2,887	(844)
Legal & Professional	65,453	80,113	(14,660)
Rent	15,950	24,019	(8,069)
Telephone	1,706	2,174	(468)
Research & Development	132,117	-	132,117
Miscellaneous	210	363	(153)
Advertising	-	373,932	(373,932)
	760,397	975,078	(214,681)

Other Income (Expense)

For the three months ended September 30, 2007 the company experienced an increase in other income of $937,782 or 803% to $1,054,539 from $116,757 for the corresponding period of the prior year. The increase is primarily attributable to an increase in interest income of $416,015 from short-term investment, an increase in equity earnings of $99,088 on investment in Changsha Hongyuan and a gain on the sale of assets $481,444.

For the three months ended September 30, 2007 the company had a change in the value of derivative instruments of $57,992. For the three months ended September 30, 2006 the company also had a positive change in the value of derivative instruments of $64,373.

Income Taxes

For the three months ended September 30, 2007, the Company provided taxes on its income from its E-Sea operations of $175,330. This compares to a tax provision of $253,234 for the corresponding period of the prior year. The remainder of the Company's income is from agricultural activities which benefits from a tax holiday.

As a result of the foregoing, the company had net income of $1,990,162 or $.04 per share for the three months ended September 30, 2007 compared to net income of $1,843,743 or $.05 per share for the corresponding period of the prior year.

Nine Months Ended September 30, 2007 As Compared to Nine Months Ended September 30, 2006

Revenues-

Revenues for the nine months ended September 30, 2007 increased by $946,802 or 4.4% to $22,649,473 from $21,702,671 for the corresponding period of the prior year. The following table indicates the changes in sales by category for the two periods:
	Nine Months ended September 30
Source of Revenue	2007	2006	Difference
Lamb meat	1,746,407	$3,625,457	(1,879,050)
Cattle Embryo Transfers	4,507,697	5,238,018	(730,321)
Embryo	4,051,716	-	4,051,716
Mutton	6,208,180	5,442,550	765,630
E-Sea	5,533,578	5,761,636	(228,058)
Land Lease	601,895	288,091	313,804
Transfer Services	-	1,346,919	(1,346,919)
Total	22,649,473	$21,702,671	$946,802

Cost of Sales and Services -
Cost of sales and services for the nine months ended September 30, 2007 increased by $918,516 or 6.3% to $15,388,933 from $14,470,417 for the corresponding period of the prior year. The following table indicates the changes in cost of sales and services by category for the two periods:

	Nine Months Ended September 30,
Source of Cost of Sales & Services	2007	2006	Difference	2007 Gross Profit Margin
Lamb meat	1,220,205	$2,544,180	$(1,323,975)	30.1%
Cattle Embryo Transfer	3,226,912	3,810,783	(583,871)	28.4%
Embryo	3,986,576	-	3,986,576	1.6%
Mutton	4,918,080	4,456,930	461,150	9.6%
Feeding fee	129,499	143,920	(14,421)	-
Transfer Services	-	1,234,676	(1,234,676)	-
Land Lease	201,451	192,847	8,604	66.5%
E-Sea	1,706,211	2,087,081	(380,870)	69.2%
Total	$15,388,933	$14,470,417	$918,516	32.3%

Depreciation and Amortization -

Depreciation and amortization expenses decreased by $39,542 or 6.5% to $566,172 from $605,714 for the corresponding period of the prior year. This decrease is attributable to the disposition of fixed assets and change in currency valuation.

Selling, General and Administrative Expenses -

Selling, General and Administrative expenses increased by $555,903 or 24.3% to $2,845,511 from $2,289,608 for the corresponding period of the prior year. The following table indicates the changes in Selling, General and Administrative Expenses by category for the two periods.

	Nine Months Ended September 30,
Category	2007	2006	Difference
Office changes	$ 75,952	$ 56,059	$ 19,893
Salaries	1,091,668	728,829	362,839
Commissions to distributors	341,986	319,893	22,093
Travel	24,314	33,967	(9,653)
Consulting Fee	-	24,943	(24,943)
Entertainment	51,750	11,697	40,053
Legal & Professional	342,859	372,102	(29,234)
Rent	61,244	69,194	(7,950)
Telephone	4,512	5,468	(956)
Research & Development	260,560	-	26,0560
Miscellaneous	666	233,312	(233,646)
Advertising Expense	-	374,144	(374,144)
Marketing Expense	30,000	-	30,000
Litigation Reserve	500,000	-	500,000
U.S. Office Expense	60,000	60,000	-
Totals	$2,845,511	$2,289,608	$555,903

Other Income (Expense)

For the nine months ended September 30, 2007 the company experienced an increase in other income of $1,551,779. This resulted from an increase in interest income of $725,029 an increase in investment income of $293,131 and a reduction in the impact of the charges in value of our derivative financial instruments of $59,722 and in increase in the gain on the sale of assets of $473,897.

Income Taxes

The Company provided taxes on its income from the E-Sea operations of $380,039 for the nine-month ended September 30, 2007. This compares with a provision for income taxes for the prior year period of $395,070.

As a result of the foregoing, the Company had net income of $5,121,977 or $.11 per share for the nine months ended September 30, 2007 compared to net income of $4,043,242 or $.10 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents of $45,634,503 and working capital of $47,826,244. This compares with cash and cash equivalents of $16,024,123 and working capital of $41,864,137 as of December 31, 2006.

Cash provided from investing activities was $13,453.969 during the nine months ended September 30,2007 compared to cash used $15,410,267 for the nine months ended September 30, 2006. This resulted from cash provided from redemption of short-term investment $15,962,541 cash provided from the sale of fixed assets of $1,376,770 and reduced by the purchase of a long-term investment of $3,885,342 for the nine months ended September 30, 2007 compared to cash used to purchase of short-term investment $15,157,639 and advances to distributors of $252,658 for the corresponding period of the prior year.

Cash provided from financing activities for the nine months ended September 30, 2007, totaled $1,432,701, $2,304,615 from the issuance of common stock, $10,176 from the collection of a common stock receivable, and $882,090 used in repurchase of common stock. There were no financing activities for the nine months ended September 30, 2006.

The Company has cash and bank balances of $45,634,503 which is more than sufficient to cover its PRC operations. However, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligations, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out its business objectives outside the PRC for the next twelve (12) months.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 23, 2007, the U. S. District Court for the Southern District of Texas awarded Western Securities Corporation the sum of $636,757.86 plus accrued interest since May 22, 2007 and attorney fees in an amount to be determined. The Company is currently considering whether to appeal this judgment. The judgment will have no impact on earnings, as the potential liability had been previously accrued.

On the 4th of September 2007, the Company was served with a suit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company. On September 18, 2007, the Company filed a general denial to this claim and the case is currently in discovery. It has been scheduled for trial in July, 2008.

The third cause of action involves one of the convertible promissory notes owned by Bristol Investments Limited. This cause of action was filed in State Court in New York and three times was dismissed. On March 30, 2006 without stating a new cause of action, Bristol Investments Limited re-filed the same cause of action against the Company. This case is currently pending.

As of October 31, 2007, there are no other causes of action pending against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2007 there were no sales of equity securities.

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

ETERNAL TECHNOLOGIES GROUP, INC.

Date: November 8, 2007	By:	/s/ Jiansheng Wei
Jiansheng Wei
Chief Executive Officer

Date: November 8, 2007	By:	/s/ Zheng Shen
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

Date: November 8, 2007

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

Date: November 8, 2007

/s/ ZHENG SHEN
-----------------------
Zheng Shen
Chief Financial Officer

        EXHIBIT 32.1

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO 18 U.S.C. SECTION 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Jiansheng Wei, the chief executive officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i)  the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 8, 2007

/s/ JIANSHENG WEI
-----------------------
Jiansheng Wei
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO 18 U.S.C. SECTION 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the chief financial officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i)  the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 8, 2007

/s/ Zheng Shen
-----------------------
Zheng Shen
Chief Financial Officer