Form 10KSB
ETERNAL TECHNOLOGIES GROUP INC
filed 2008-04-01
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File No. 0-27929
ETERNAL TECHNOLOGIES GROUP, INC. (Name of Small Business Issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	62-1655508 (I.R.S. Employer Identification No.)

Suite 2007, Main Block
Jinzhonghuan Commercial Tower
3037th Jintian Rd. Futian Dist.
Shenzhen, Guangdong Province, China 518048
-----------------------------------------------------------------
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: 011-86-22-2721-7020
Securities to be registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which each is registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes [ ] No [ X ]

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second quarter $30,957,835.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company Yes [ ] No [ X ]

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

Our principal executive offices are located at Suite D, 5/F, Block A, Innotec Tower, 235 Nanjing Road Heping District, Tianjin, PRC 300052 and our telephone number is 011-86-22-2721-7020. We also maintain offices in Shenzhen, China at the Golden Central Tower Suite 2007, 3037 Jintian Rd., Shenzhen, China 518048.

History and Development of the Company

Eternal Technologies Group, Ltd, was incorporared in the British Virgin Island (BVI) on March, 2000. We conduct operations through our wholly-owned subsidiaries, Eternal Technology Group Ltd. ("Eternal - BVI"), a British Virgin Islands company, and its subsidiaries and E-Sea Biomedical Engineering Co. International Ltd., ("E-Sea") also a BVI company, and Willsley Company Limited (Willsley)

Eternal - BVI acquired 100% of Willsley Company Limited in May 2000. Willsley is a holding company that owns 100% of Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd. ("Aershan Agriculture"). Aershan Agriculture conducts breeding operations and owns a farm in Inner Mongolia which it leases to a Chinese company ("lessee") for 4,620,000RMB per year for approximately USD$579,000 per year. The lessee intends to raise fast growing trees on the property for lumber.

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

We also process and sell mutton from our higher yielding, higher quality genetically engineered stock.

Our current medical operations are centered around E-Sea and expanding our market in China, both through the sales of our medical detection devices and leasing them on a per usage basis. We are also exploring acquisitions to expand and complement the E-Sea line of medical equipment.

During February 2007, the Company entered into an Exchange Agreement (“the Agreement”) by which it expended $14,850,000 RMB in cash, approximately $3,800,000 USD and 2,719,730 shares of common stock valued at $.63 US in exchange for 22% interest in the common stock of Changsha Hong Yuan Aquatic Product, Inc. (“Hong Yuan”). Hong Yuan is a corporation duly organized, validly existing, and in good standing under the laws of the PRC and currently its operations focus on the breeding and sale of turtles. In accordance with the Agreement, Hong Yuan has committed to pay the Company a guaranteed return on its investment of $3,000,000 RMB per year either in cash or the equivalent in additional shares of its common stock.

On October 15, 2007, the Company acquired a 30% equity interest, respectively, in Hainan Futian Green Agriculture Ltd. ("Hainan") a mango farm, and Maoming Huatong Orchard Trading Co., Ltd. ("Maoming") a Lychee farm. For the acquisition of the interest in Hainan, the Company paid $33,000,000 RMB in cash, approximately US$4,400,000, and issued 2,133,333 shares of its common stock valued at $.84 USD based on the closing price of the stock.  For the acquisition of the interest in Maoming, the Company paid $36,000,000 RMB in cash, approximately US$4,800,000 and issued 2,444,444 shares of its common stock valued at $.84 USD based on the closing price of the stock. Both companies are incorporated under the laws of the PRC. The Mango farm has a guaranteed minimum annual return on investment of $6,800, 000 RMB and will increase by a minimum of 1% for ten years. The Lychee farm has a guaranteed minimum annual return on investment of $7,800,000 RMB and will increase by 1% for five years.  If the farms are unable to meet the  guaranteed minimum annual returns on investment with cash flows from their operation, they must meet the obligations by returning an equivalent amount of the company's shares originally issued to them as part of the investment purchase.

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

The marketing of scanners produced by E-Sea is principally done through independent distributors. Our agricultural products  and services are marketed by company personnel.

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

Competition

Both the agriculture and medical equipment industries are highly competitive. While animal genetics is a relatively new field in China several large foreign companies such as Smithfield Foods, Inc. of the United States and Sumitomo Corporation of Japan have entered the market and compete with us in the development and delivery of advanced animal husbandry products and services. Likewise in the medical equipment field, companies such as Siemens and General Electric have entered the market to compete with us. These companies have a substantial advantage due to their size and the name recognition each enjoys.

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

Employees

As of December 31, 2006 and 2007, we had 68 and 70 full-time employees respectively, including employees performing administrative functions and animal husbandry services and farming functions. Third parties perform bioscience research and related services on a contract basis. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by any such agreement.

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

ITEM 2. PROPERTIES

We operate from four separate facilities, our administrative offices in Tianjin and Shenzhen PRC, a manufacturing facility in Shenzhen, and our farm in Inner Mongolia, PRC.

.

The administrative offices in Tianjin occupy approximately 97.8 square meters (approximately 1,053 square feet) in a commercial building. The Company rents this facility under a three-year lease, running through December 31, 2010, at $8,000 RMB (approximately US$1,100) per month. The administrative office in Shenzhen occupies approximately 150 square meters (approximately 1,585 square feet) in a high rise office building. We rented this facility under a two year lease running through October 21, 2009 at $24,324RMB (approximately US$3,300 per month).

The leased facility of E-Sea in Shenzhen is an 865 square meters (approximately 9,310 square feet) facility containing machinery for the manufacture of medical equipment, administrative offices, and storage space for raw materials. The lease expires on January 14, 2010 and requires monthly payments of $20,001RMB (approximately US$2,700).

The farm consists of approximately 2.8 million acres and is located in Inner Mongolia, PRC. We purchased the land use rights to this farm in April 2000. Land use rights with respect to our farm were purchased from the Chinese government for $6,000,000. Such rights extend through 2026. We have the option to renew the land use rights for an additional 25 years at a cost of USD$6,000,000. In April 2006 we reached an agreement to lease the farm to a Chinese company ("Lessee")for twenty years for approximately $579,000 per year. The Lessee intends to raise fast growing trees on the property for lumber and paper.

ITEM 3. LEGAL PROCEEDINGS

On August 23, 2007, the U.S. District Court for the Southern District of Texas awarded Western Securities Corporation the sum of $636,757 plus accrued interest since May 22, 2007 and attorney fees in an amount to be determined this judgement became final on October 31, 2007. The Company has several notices with the Court that it intends to appeal this judgement. The judgement will have no impact on earnings, as the potential liability had been previously accrued.

On the 4th of September 2007, the Company was served with a suit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company on the 26th of October 2007, the Plaintiff amended their petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees. On September 18, 2007, the Company filed a general denial to this claim and the case is currently in discovery. It has been scheduled for trial in July, 2008.

The third cause of action involves one of the convertible promissory notes owned by Bristol Investments Limited. This cause of action was filed in State Court in New York and three times was dismissed. On March 30, 2006 without stating a new cause of action, Bristol Investments Limited re-filed the same cause of action against the Company and on December 27, 2007, the Court rendered a decision in favor of Bristol Investments Limited. The parties have since reached an oral settlement of $64,000 although, a formal settlement agreement has not been executed.

As of March 26, 2008, there are no other causes of action pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007. The Company held its annual meeting on November 15, 2007 in Honolulu, Hawaii. At this meeting, the seven directors standing for election were elected and the Company’s Stock Option Plan was approved. The following table sets forth the election results.

Director	Votes For	Votes Against	Withheld	Abstentions and Brokers Non-Votes
JiJun Wu	32,136,500	40,000	214,000	64,000
Jiansheng Wei	28,500,500	2,771,000	121,000	56,000
Shien Zhu	29,460,000	2,873,500	121,000	-
Genchang Li	29,460,000	2,873,500	121,000	-
Shicheng Fu	29,460,000	2,873,500	121,000	-
Yugo Cheng	29,460,000	2,873,500	121,000	-
Mike Zhang	29,360,000	2,873,500	121,000	-

The following table sets forth the vote totals for the 2007 Employee Stock Option

Vote Totals
For	24,083,200
Against	8,263,300
Broker Non-Votes	108,000

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is listed on the over-the-counter electronic bulletin board ("OTCBB") under the symbol "ETLT". The following table sets forth the range of high and low bid prices for each quarter during the past two fiscal years.

Calendar Year 2007	High	Low
Fourth Quarter	$0.95	$0.30
Third Quarter	0.74	0.56
Second Quarter	0.74	0.55
First Quarter	0.97	0.57

Calendar Year 2006
Fourth Quarter	$0.70	$0.45
Third Quarter	0.51	0.39
Second Quarter	0.56	0.39
First Quarter	0.69	0.39

On January 1, 2007 we issued 2,719,730 shares of our common stock to shareholders of Hong Yuan Aquatic Products, Inc.  along with $3,8000,000 USD in cash for a 22% interest in that enterprise. The assigned value of the common stock issued was $.70 per share which approximated the fair value of the common stock on January 1, 2007. Hong Yuan has committed to pay us a guaranteed return on our investment of $3,000,000 RMB per year in cash or the equivalent in shares of its common stock.

On January 5, 2007, we issued 600,000 shares to Yulang Zhang to compensate her for the 600,000 shares she had sold to pay the various company obligations in the United States during the first quarter,of 2007, the Company issued 186,549 shares of its common stock to four warrant holders for the cashless conversion of 330,578 warrants.

On October 15, 2007, the Company issued 2,133,333 shares of its common stock along with approximately $4,400,000 USD in cash to the shareholders of Hainan Fuitian Green Agriculture Co. Ltd."Hainan" for a 30% equity interest in that entity and issued 2,444,444 shares of its common stock  along with approximately $4,800,000 USD in cash to the shareholders of Maoming Huatong Orchard Trading Co., Ltd. "Maoming Hautong" for a 30% equity interest in that entity. The investment in Hainan has a guarenteed  minimum annual profit of $6,800,000 RMB and increases by 1% per annum. The investment in Maoming Hautong has a guaranteed minimum annual profit of $7,800,000 RMB and increases by 1% per year.

On October 11, 2007, the Company issued 36,678 shares of its common stock to a warrant holder for the cashless conversion of 68,572 warrants and issued 50,000 shares to another warrant holder for the cashless conversion of 104,054 warrants.

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

And finally, between August 13 and September 3, 2007, the Company repurchased in private transactions, 1,509,730 shares of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for 2007 and 2006 is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-KSB.

	2007	2006
Selected Statements of Operations Data
Sales	35,590,718	28,718,103
Cost of Sales	24,143,968	18,986,902
Gross Profit	11,446,750	9,731,201
Research and Development Expenses	564,512	383,754
Selling General & Administrative Expenses	5,036,500	3,682,740
Depreciation & Amortization	1,122,654	1,069,602
Other Income (Expense), net	2,067,535	439,696
Provision for Income Taxes	601,845	555,792
Net Income	6,751,357	4,881,668
Average Common shares – basic	47,867,890	43,567,300
Average Common shares – diluted	47,929,145	43,801,540
Net income per share – diluted	.14	.11
Financial Condition at December 31:
Cash & Cash Equivalents	12,692,479	16,024,123
Current Assets	39,120,837	43,723,751
Current Liabilities	2,230,035	1,859,614
Working Capital	36,890,802	41,864,137
Ratio of Current Assets to current liabilities	17.54	23.51
Total Assets	75,052,297	58,065,737
Long term debts	-	-
Stockholders' Equity	72,822,262	56,206,123

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impairment of Long-Lived Assets (including Property, plant and equipment), Goodwill and Identifiable Intangible Assets.

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

Among our long-lived assets subject to review for impairment are our land lease rights in the PRC that are stated at cost less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the lesser of its estimated useful life or the lease term. The principal annual rate used for amortization is 5%.

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

Contingencies

We account for contingencies in accordance with SFAS No. 5,”Accounting for Contingences". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues increased by $6,872,615 or 23.9% to $35,590,718 for the year ended December 31, 2007 from $28,718,103 for the year ended December 31, 2006. The increase was primarily due to increases in embryo transfer services of $2,729,802, the sale of roll mutton of $4,421,928. An increase in rents of $468,748 and increased sales at E-Sea of $1,853,859 which were partially offset by decreases in the sale of lamb meat of $1,882,162 and cattle embryo transfer services of $719,560.

The following chart illustrates the changes by category from the year-ended December 31, 2007 to December 31, 2006.

Category	2007	2006	Difference
Lamb meat	1,759,833	$3,641,995	(1,882,162)
Cattle embryo transfers	4,542,352	5,261,912	(719,560)
Embryo transfer services	4,082,865	1,353,063	2,729,802
Roll mutton	13,855,157	9,433,229	4,421,928
Land lease	758,153	289,405	468,748
E-Sea	10,592,358	8,738,499	1,853,859
Totals	$35,590,718	$28,718,103	$6,872,615

Cost of Sales

Cost of sales increased by $5,157,067 or 27.2% to $24,143,969 for the year ended December 31, 2007 from $18,986,902 for the year ended December 31, 2006. The increase in cost of sales is attributable to an increase in embryo transfer services of $2,776,916 in the sale of roll mutton of $3,646,921, cost of the land lease of $159,924 and E-Sea of $538,520 which were partially offset by decreases in the cost of lamb meat of $1,326,200, cattle embryo transfers of $577,699 and an decrease in the feeding fee of $61,315.

The following chart illustrates the changes by category from the year-ended December 31, 2007 to December 31, 2006.

Category	2007	2006	Difference
Lamb meat	1,229,586	$2,555,786	(1,326,200)
Cattle embryo transfers	3,251,720	3,829,419	(577,699)
Embryo transfer services	4,017,224	1,240,308	2,776,916
Roll mutton	11,328,310	7,681,389	3,646,921
Feeding Fee	130,494	191,809	(61,315)
Land Lease	562,583	402,659	159,924
E-Sea	3,624,052	3,085,532	538,520
Totals	$24,143,969	$18,986,902	$5,157,067

The gross profit by category is as follows:

	Years-ended December 31,
Category	2007	2006
Lamb meat	30.1%	29.8%
Cattle embryo transfers	28.4%	27.2%
Embryo transfer service	1.7%	8.3%
Roll mutton	18.2%	18.6%
Land Lease	25.8%	(85.5)%
E-Sea	65.8%	64.7%

Depreciation and Amortization

Depreciation and amortization decreased by $106,872 or approximately (16%) to $560,071 for 2007 from $666,943 for 2006. This decrease resulted from a decrease in depreciation on cows which were sold in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,353,760 or (36.8%) to $5,036,500 for 2007 as compared to $3,682,740 during 2006. The following chart illustrates the charges by category for the year ended December 31, 2007 and December 31, 2006.

Category	2007	2006	Difference 2007-2006
Office charges	$470,103	$150,530	$319,573
Salaries	1,593,039	1,400,245	192,794
Commissions to distributors	1,489,802	503,640	986,162
Travel	42,480	50,310	(7,830)
Entertainment	57,731	15,394	42,337
Legal & Professional	727,480	443,208	284,272
Rent	87,674	94,141	(6,467)
Telephone	6,600	7,351	(751)
Advertising expenses	0	626,418	(626,418)
Litigation reserve	500,000	0	500,000
US Office Expenses	60,000	60,000	0
Impairment	928	1,252	(324)
Financial	663	730	(67)
Management Expenses	0	97,721	(97,721)
Other Expense	0	231,800	(231,800)
Totals	$5,036,500	$3,682,740	$1,353,760

Other Income (Expense)

Other income (expense) increased by $1,627,839 or 370.2% to $2,067,535 for 2007 compared to income of $439,696 for 2006. The change resulted from an increase in interest income of $43,059 to $223,480, a gain on the sale of assets of $477,540 compared to $0 in the prior year, an increase in investment income of $800,533 to $1,251,554 and a positive change in the value of derivative financial instruments of $306,707 to $114,961 from $(191,746) in the prior year.

Income Taxes

Our provision for income taxes increased from $555,792 for the year ended December 31, 2006 to $601,845 for the year ended December 31, 2007. This increase is attributable to the increased contribution to earnings of the E-Sea operations. Our agricultural operations are exempt from taxation. Only the income of E-Sea is subject to tax.

As a result of the foregoing, our earnings increased by $1,869,689 or (38.3) % to $6,751,357 for the year-ended December 31, 2007 from $4,881,668 for the year ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $12,692,479 and working capital of $36,890,802 compared to cash of $16,024,123 and working capital of $41,864,137 at December 31, 2006. We also had short-term investments of $13,827,174 as of December 31, 2007. This compares with short-term investments of $15,360,176 as of December 31, 2006. The short-term investments are somewhat equivalent to American certificates of deposit, but because of Chinese regulations, are offered by investment companies as opposed to banking who are by regulation are limited in such offerings.

Cash provided by operating activities totaled $9,015,207 for the year ended December 31, 2007. This compares with cash provided by operating activities of $1,589,842 for the year ended December 31, 2006. The increase in cash flows from operations primarily resulted from an increase in a non-cash charge for services paid with the company’s common stock and changes in the current accounts which were partially offset by a decrease in earnings, a decrease in depreciation and amortization and the items of other income.

Cash used by investing activities during 2007 was $12,577,812 compared to $6,165,656 of cash used in investing activities during 2006. For the year ended December 31, 2007, the amounts used in investing activities were $1,304,493 for the purchase of property and equipment and $11,480,478 for the purchase of long-term investments and which was partially offset by proceeds from short-term investments of $2,728,279, proceeds from the sale of fixed assets of $1,417,974 and the repayment of advances to distributors of $1,121,123. This compares with the purchase of $5,116,726 of short-term investments, advances to distributors of $11,673 and the purchases of patents for $537,257 during the year ended December 31, 2006.

Cash flows used in financing activities totaled $871,914 for 2007 $882,090 of which was used to purchase common stock which was partially offset by $10,176 of proceeds collected from common stock subscriptions.  For 2006, the Company had $1,200,000 of proceeds from financing activities, all from the sale of common stock.

Although we have a cash and cash equivalents balance of $12,692,479 and short-term investments of $13,827,174, management believes that the best return for such cash and short-term investments is in the People's Republic of China. Therefore, if we are to expand outside the PRC, as we anticipate doing, we will have to sell additional shares of our stock or borrow funds from third parties. However, because of the loosening of currency restrictions in the PRC, we can pay our non-PRC obligations from funds held in China. Therefore, in the opinion of management, we have sufficient funds to carry out our business plans for the next twelve months.

Capital Expenditures and Commitments

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices in Shenzhen and Tianjin as well as the manufacturing facility in Shenzhen.

The following table details our contractual obligations as of December 31, 2007:

Payments Due by Period
	Total	2008	2009	Thereafter
Operating lease commitments	$178,170	$85,848	$79,197	$13,125

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2007.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Outlook

For calendar year 2008, we will focus on three areas:

1.	Acquiring additional interests in agricultural facilities to complement our existing operations.

2.	A possible acquisition to compliment or expand the operations of E-Sea, or a spin-off of the operations of E-Sea.

3.
Bring the E-Sea diagnostic equipment to the USA for FDA approval and potential eventual sale. This has been delayed because the Chinese equivalent of the FDA has not yet approved the equipment from export.

If we are successful in implementing this strategy it should increase both our revenues and profit margins.

ITEM 8. FINANCIAL STATEMENTS

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Eternal Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Eternal Technologies Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham Langston Brezina, LLP
Ham Langston Brezina, LLP

Houston, Texas
April 1, 2008

ETERNAL TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Amounts in United States Dollars)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,692,479	$16,024,123
Short-term investments	13,827,174	15,350,176
Accounts receivable	6,274,866	6,790,534
Inventories	6,312,236	5,358,213
Prepayments and deposits	14,082	200,705

Total current assets	39,120,837	43,723,751

Advances to distributors	-	1,048,929
Property and equipment, net of accumulated depreciation
of $4,296,083 and $3,943,592 at December 31, 2007 and
December 31, 2006, respectively	7,161,773	6,882,175
Land use rights, net of accumulated amortization
of $2,043,266 and $1,647,961 at December 31, 2007 and
December 31, 2006, respectively	4,765,501	4,722,362
Intangible assets	6,571,098	1,688,520
Other assets	17,433,088	-

Total assets	$75,052,297	$58,065,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes Payable	$443,366	$443,366
Accounts payable and accrued liabilities	1,294,310	532,037
Amounts due to related parties	215,295	216,175
Payable due to income taxes	167,764	229,680
Derivative financial instrument liability	109,300	438,356

Total current liabilities	2,230,035	1,859,614

Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000
Authorized, none issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000
Authorized; 52,138,034 shares issued and
outstanding	52,137	43,566
Additional paid - in capital	21,303,505	14,931,218
Subscription receivable	-	(10,176)
Retained earnings	44,848,766	38,097,409
Treasury shares, at cost, 1,509,730 shares	(882,090)	-
Accumulated other comprehensive income	7,499,944	3,144,106

Total stockholders' equity	72,822,262	56,206,123

Total liabilities and stockholders' equity	$75,052,297	$58,065,737

The accompanying notes are an integral part of these consolidated financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(AMOUNTS IN UNITED STATES DOLLARS)

	2007	2006

Revenue:
Agricultural and genetics sales Medical device sales and services	$24,240,206 10,592,359	$19,690,199 8,738,499

Land lease	758,153	289,405

Total revenue	35,590,718	28,718,103

Cost of sales and services
Agricultural and genetics sales	19,957,333	15,498,711
Medical device sales and services	3,624,052	3,085,532
Land lease	562,583	402,659

Total cost of sales and services	24,143,968	18,986,902

Gross profit	11,446,750	9,731,201
Depreciation expenses and amortization	560,071	666,943

Selling, general and administrative expenses	5,036,500	3,682,740
Research and development expenses	564,512	383,754

Income from operations	5,285,667	4,997,764

Other income (expense)
Interest income	223,480	180,421

Gain on sale of assets	477,540	-
		-
Investment Income	1,251,554	451,021
Change in value of derivative
financial instruments	114,961	(191,746)

Other income (expense), net	2,067,535	439,696

Income before provision for
income taxes	7,353,202	5,437,460

Provision for income taxes	601,845	555,792

Net income	$6,751,357	$4,881,668

Net income per common share
basic and diluted	$0.14	$0.11

Weighted average number of
common shares outstanding,
Basic Diluted	47,867,890	43,567,300

	47,929,145	43,801,540

The accompanying notes are an integral part of these consolidated financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(AMOUNTS IN UNITED STATES DOLLARS)

	Common Stock Shares	Amount	Additional Paid-In Capital	Treasury Shares	Stock Subscription Receivable	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2005	39,854,026	39,854	13,217,874	-	(10,176)	33,215,741	1,176,170	47,639,463
Net Income	-	-	-	-	-	4,881,668	-	4,881,668
Foreign currency translation adjustment	-	-	-	-	-	-	1,967,936	1,967,936
Other comprehensive Income				-				6,849,604
Common stock issued for cash	3,000,000	3,000	1,197,000	-	-	-	-	1,200,000
Loss on issuance of common Stock	-	-	97,721	-	-	-	-	97,721
Common stock issued for conversion of convertible notes	713,274	712	418,623	-	-	-	-	419,335
Balance at December 31, 2006	43,567,300	43,566	14,931,218	-	(10,176)	38,097,409	3,144,106	56,206,123
Net income	-	-	-	-	-	6,751,357	-	6,751,357
Foreign currency translation adjustment Other Comprehensive Income	-	-	-	-	-	-	4,355,838	4,355,838 11,107,195
Compensatory element of common stock issued for services	1,000,000	1,000	607,000	-	-	-	-	608,000
Common stock issued for purchase of long term investment	7,297,507	7,298	5,551,466	-	-	-	-	5,558,764
Common stock issued for conversion of warrants	273,227	273	213,821	-	-	-	-	214,094
Collection of subscription receivable	-	-	-	-	10,176	-	-	10,176
Common stock repurchase	-	-	-	(882,090)	-	-	-	(882,090)

Balance at December 31, 2007	52,138,034	$ 52,137	$ 21,303,505	$ (882,090)	$ -	$ 44,848,766	$ 7,499,944	$72,822,262

The accompanying notes are an integral part of these consolidated financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,2007 AND 2006
(AMOUNTS IN UNITED STATES DOLLARS)

	2007	2006

Cash flows from operating activities
Net income
Adjustments to reconcile net income to net cash	$6,751,357	$4,881,668
provided by operating activities:
Depreciation and amortization	1,122,654	1,069,602
Gain on Disposition of Equipment	(477,540)	-
Earnings of Long-term Investment	(393,846)	-
Earnings of Short-term Investment	(148,786)	-
Change in value of derivative financial instruments	(114,961)	191,746
Compensatory element of common stock issued for services	608,000	97,721
Changes in operating assets and liabilities:
Inventories	(585,239)	(5,218,442)
Accounts receivable	1,406,901	580,109
Prepayments and deposits	200,437	65,352
Accounts payable and accrued expenses	647,931	(45,853)
Account payable to related parties	(1,700)	(32,061)

Net cash provided by operating activities	9,015,207	1,589,842

Cash flows from investing activities:
Redemption/(purchase of) short-term investment	2,728,279	(5,116,726)
Purchase of property and equipment	(1,304,493)	-
Proceeds from disposition of equipment	1,417,974	-
Purchase of patents	(5,060,217)	(537,257)
Proceeds from/(advances to) distributors	1,121,123	(511,673)
Purchase of long-term investment	(11,480,478)	-

Net cash used in investing activities	(12,577,812)	(6,165,656)

Cash flows from financing activities:
Proceeds from sales of common stock	-	1,200,000
Repurchase of common stock	(882,090)	-
Proceeds collected from common stock subscription	10,176	-

Net cash (used in)/ provided by financing activities	(871,914)	1,200,000

Effect of exchange rate changes on cash	1,102,874	1,175,449

Net decrease in cash and cash equivalents	(3,331,644)	(2,200,365)

Cash and cash equivalents, beginning of period	16,024,123	18,224,488

Cash and cash equivalents, end of period	$12,692,479	$16,024,123

Supplemental disclosure of cash flow information:
Interest Paid	$-	$-
Tax paid	380,039	413,232

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

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company's best estimate of the amount of uncollectible amounts in its existing accounts receivable. Management analyzes historical collection trends and changes in its customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts annually. Account balances deemed uncollectible are charged off against the allowance for doubtful accounts. At December 31, 2007 and 2006 the allowance for doubtful accounts was $0.

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

Fixed assets and depreciation

Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the cost, less estimated residual value, of each asset over its estimated useful life. The estimated useful lives used for this purpose are as follows:

Office Equipment	5 years
Infrastructure in Inner Mongolia	25 years
Buildings	25 years
Equipment	5 years
Cows	5 years
Other	5 years

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Land lease rights and amortization

Land lease rights in Mainland China are stated at the amount of the prepayment less accumulated amortization. Amortization of land lease rights is calculated on the straight-line basis over the term of the lease of approximately 25 years. The land lease rights with respect to the Company's farm were originally purchased from the Chinese government for US $6,000,000 and such rights extend through 2026. The Company has the option to renew the land lease rights for an additional 25 years at a cost of $6,000,000. The farm is located in Wulagai Development Area in Inner Mongolia.

Amortization expense during 2007 and 2006 was $270,666 and $258,300, respectively.

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

Foreign currency translation

The Company's reporting currency is the United States of America Dollar ("USD"). The Company maintains no material accounts in currency of the United States of America. All of the subsidiaries maintain their books and accounts in the People's Republic of China currency, which is called Renminbi ("RMB"). Translation of the balance sheet amounts from RMB into US$ has been made at the single rate of exchange on December 31, 2007 and 2006 of 7.3141 and 7.82 RMB/US$, respectively. The income statement has been translated at the average rate of exchange in effect during the year of 7.6172 RMB/US$ and 7.98 RMB/US$ for the years ended December 31, 2007 and 2006, respectively. No representation is made as to whether the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2007 or 2006 or at any other date.

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognize as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

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

Earnings Per Share

The following table presents the calculation of basic and diluted net income per share:

	2007	2006
Net income	$6,751,357	$4,881,668
Basic: Weighted-average shares of common stock outstanding	47,867,890	43,567,300
Shares used in computing basic net income per share	47,867,890	43,567,300
Effect of dilutive securities: Warrants	61,255	234,240
Shares used in computing diluted net income per share	47,929,145	43,801,540
Basic and diluted net income per share	$0.14	$0.11

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  During 2007, the adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position.  The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008, with earlier application encouraged.  Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance.  During 2007, the adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is generally to be applied prospectively.  The Company is currently evaluating the impact of SFAS 157, however, management does not believe the adoption of this statement will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also  establishes presentation  and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007 with early adoption allowed.  The Company is currently evaluating the impact of SFAS 159, however, management does not believe the adoption of this statement will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)") and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” ("SFAS 160").  SFAS 141(R) and SFAS 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting.  SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  Early adoption is prohibited for both standards.  The Company is currently evaluating the impact of the pronouncements, however, management does not believe the adoption of these statements will have a material effect on its financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with presentation for the current year. Such reclassifications have no impact on net income or shareholders’ equity as previously reported.

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories consists of the following at December 31, 2007 and 2006:

	2007	2006
Sheep and cow embryos	5,742,333	$5,004,029
Scanners	569,903	353,409
Raw materials	-	775
Total inventories	$6,312,236	$5,358,213

5. PROPERTY AND EQUIPMENT

Fixed assets are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Office equipment in the United States	$40,761	$40,761
Infrastructure	257,038	240,486
Building	7,086,293	6,629,979
Equipment	3,362,808	1,929,662
Cows	-	1,319,706
Other	710,956	665,174
Total property and equipment	11,457,856	10,825,768
Less accumulated depreciation	(4,296,083)	(3,943,593)
	$7,161,773	$6,882,175

Depreciation expense during 2007 and 2006 was $560,071 and $666,943, respectively.

6. INTANGIBLE ASSETS

The Company's net identifiable intangible assets are as follows at December 31, 2007 and 2006:

	2007	2006
Patented dialysis technology	$1,640,667	$1,535,018
Patented microwave therapy device	205,083	191,877
Breast tumor testing technology/software	369,150	345,379
Solid myoia curer	2,433,656	-
Thermal tomography system	2,638,739	-
	7,287,295	2,072,274
Less accumulated amortization	(716,197)	(383,754)
Total intangible assets	6,571,098	1,688,520

Amortization expense during 2007 and 2006 was $293,853 and $150,340, respectively. The estimated amortization expense related to identifiable intangible assets for the next five years is as follows:

Year

2008	200,982
2009	200,982
2010	200,982
2011	200,982
2012	200,982
2013	200,982
Thereafter	192,778

The weighted average amortization period for the intangible assets is 10 years based on an appraisal performed by an independent appraisal firm in China.  Subsequent to December 31, 2007, the Company sold certain of its intangible assets.  Please refer to Note 19 for details.

7.  OTHER ASSETS

At December 31, 2007, other assets consists entirely of the Company's guaranteed investments in the following entities:

During February 2007, the Company entered into an Exchange Agreement (“the Agreement”) by which it expended $14,850,000 RMB in cash, approximately $3,800,000 USD and 2,719,730 shares of common stock valued at $.63 US in exchange for 22% interest in the common stock of Changsha Hong Yuan Aquatic Product, Inc. (“Hong Yuan”). Hong Yuan is a corporation duly organized, validly existing, and in good standing under the laws of the PRC and currently its operations focus on the breeding and sale of turtles. In accordance with the Agreement, Hong Yuan has committed to pay the Company a guaranteed return on its investment of $3,000,000 RMB per year either in cash or the equivalent in additional shares of its common stock.

On October 15, 2007, the Company acquired a 30% equity interest, respectively, in Hainan Futian Green Agriculture Ltd. ("Hainan") a mango farm, and Maoming Huatang Orchard Trading Co., Ltd. ("Maoming") a Lychee farm. For the acquisition of the interest in Hainan, the Company paid $33,000,000 RMB in cash, approximately US$4,400,000, and issued 2,133,333 shares of its common stock valued at $.84 USD based on the closing price of the stock.  For the acquisition of the interest in Maoming, the Company paid $36,000,000 RMB in cash, approximately US$4,800,000 and issued 2,444,444 shares of its common stock valued at $.84 USD based on the closing price of the stock.. Both companies are incorporated under the laws of the PRC. The Mango farm has a guaranteed minimum annual return on investment of $6.800, 000 RMB and will increase by a minimum of 1% for ten years. The Lychee farm has a guaranteed minimum annual return on investment of $7,800,000 RMB and will increase by 1% for five years.  If the farms are unable to meet the  guaranteed minimum annual returns on investment with cash flows from their operation, they must meet the obligations by returning an equivalent amount of the company's shares originally issued to them as part of the investment purchase.

8. NOTES PAYABLE

Notes payable consist of the following at December 31, 2007 and 2006:

Promissory note to Market Management LLC, due December 11, 2005, interest payments are due semi- annually commencing 180 days after the date of thenote (December 11, 2002) at 8% per year. $443,366

The notes listed above are repayable from the first dollars received from any proceeds of any offering subsequent to the acquisition of Eternal Technology Group Ltd. or at the option of the Lender, convertible into post reverse split common shares at a rate equal to the mean of the high and low share price as of the first date that the shares begin trading subsequent to the acquisition.

The Company's Board of Directors ceased accruing interest effective October 1, 2004 and at December 31, 2007 and 2006 the notes payable were in default. The balance of the notes and related interest were determined by the federal district court in Houston, Texas on October 31, 2007. The foregoing balance reflects this amount.

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

The Company adopted the 2007 Stock Option Plan on November 15, 2007. The maximum number of shares of common stock with respect to which awards may be granted pursuant to this plan is 2,500,000 shares all of which have been awarded.

Shares Issuable Under	Weighted Average Outstanding Options	Exercise Price
Options outstanding at 1/1/06	3,000,000		-
Options granted	(3,000,000)		$.40
Options exercised	-	$	. 40
Options cancelled	-
Options outstanding at 12/31/06	-		-
Options granted	-		-
Options exercised	-		-
Options outstanding at 12/31/07	-		-
-

10. INCOME TAXES

The Company operates in several jurisdictions and may be subject to taxation in those jurisdictions.

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States of America. Accordingly, no United States corporate taxes have been provided in these consolidated financial statements. The Company has a U.S. net operating loss carry forward of $3,009,730 which will begin expiring in 2017. However a valuation allowance has been provided as management does not expect the tax benefits to be realized. No other significant deferred assets or liabilities existed at December 31, 2007. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

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

Under current PRC law, all taxes on agriculture have been eliminated. Previously (from July, 2000 through 2005) Aershan enjoyed a tax holiday. Therefore, Aershan's business activities are not and have not been subject to tax. The tax holiday resulted in tax savings of $1,475,452 and $968,866 for the years ended December 31, 2007 and 2006 respectively. Net income per share increased approximately $0.08 and $0.02 on a basic and diluted basis for the years ended December 31, 2007 and 2006, respectively, as a result of the tax holiday.

E-Sea is subject to the Enterprise Income Tax at the PRC rate of 15% on net profits. The provisions for taxes on earnings of the PRC subsidiary for the periods ending December 31, 2007and 2006 were $601,845 and $555,792, respectively.

A reconciliation of tax at the approximate U.S. statutory rates to the Company's effective rate are as follows:

	2007		2006
	Amount	Percent	Amount	Percent
Income taxes at federal statutory rate	$2,295,461	34%	$1,659,767	34%
Effect of United States and British Virgin Island losses	476,923	7%	317,205	6%
Income tax exemption in the Peoples Republic of China	(1,475,452)	(22%)	(968,866)	(20%)
Difference in United States and foreign rates	(695,087)	(10%)	(452,314)	(9%)
Income tax expense	$601,845	9%	$555,792	11%

11. CONCENTRATION OF CREDIT RISKS

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

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIALSTATEMENTS

12. ISSUANCE OF COMMON STOCK, WARRANTS AND CONVERTIBLE NOTES

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

None of the warrants have been exercised. By action of the Board, the exercise price of the warrants was reduced from $1.54, $1.34 and $1.11 to $0.40 on November 5, 2004.

On May 24, 2005, convertible notes were issued to investors to settle registration rights penalties due through that date. By agreement with the investors, no further penalties are due. The convertible notes do not bear interest, have no stated due date and are payable "without demand". All of the notes have been converted (and the shares received by the investors sold).  The total amount of penalties settled through the issuance of shares was $356,419.

13. ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

The Company's amounts due from/(to) directors and related parties are unsecured, interest-free and are repayable on demand.

The Company has a payable to Ji Jun Wu, Chairman of the Board, of approximately $50,311 and $50,516 at December 31, 2007 and 2006, respectively. The balance represents advances made to the Company for various expenses in previous years.

The Company has a payable to a former employee of approximately $164,984 and $165,659 at December 31, 2007 and 2006, respectively. The balance represents advances made to the Company for various expenses in previous years. The change in the balance is due to foreign currency translation.

14. MAJOR CUSTOMERS AND SUPPLIERS

The Company purchases and sells livestock. Companies whose purchases and sales exceed 10% of total purchases and sales are as follows.

	2007	2006
Purchases:
Company A	49%	42%
Company B	17%	23%
Company C	15%	10%
Sales:
Company E	13%	15%
Company F	14%	18%
Company G	15%	23%

15. COMMITMENTS AND CONTINGENCIES

The administrative offices in Tianjin occupy approximately 97.8 square meters (approximately 1,053 square feet) in a commercial building. The Company rents this facility under a three-year lease, running through December 31, 2010, at $8,000 RMB (approximately $1,100 per month). The administrative office in Shenzhen occupies approximately 150 square meters (approximately 1,585 square feet) in a high rise office building. We rented this facility under a two year lease running through November 30, 2009 at $24,324RMB (approximately US$3,300. per month).

The leased facility of E-Sea in Shenzhen is an 865 square meters (approximately 9,310 square feet) facility containing machinery for the manufacture of medical equipment, administrative offices, and storage space for raw materials. The lease expires on January 14, 2010 and requires monthly payments of $20,001RMB (approximately US$2,700).

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

Legal Proceedings

On August 23, 2007, the U.S. District Court for the Southern District of Texas awarded Western Securities Corporation the sum of $636,757 plus accrued interest since May 22, 2007 and attorney fees in an amount to be determined this judgment became final on October 31, 2007. The Company has several notices with the Court that it intends to appeal this judgment. The judgment will have no impact on earnings, as the potential liability had been previously accrued.

On the 4th of September 2007, the Company was served with a suit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company on the 26th of October, the Plaintiff amended their petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees. The case is currently in discovery. It has been scheduled for trial in July, 2008.

The third cause of action involves one of the convertible promissory notes owned by Bristol Investments Limited. This cause of action was filed in State Court in New York and three times was dismissed. On March 30, 2006 without stating a new cause of action, Bristol Investments Limited re-filed the same cause of action against the Company and on December 27, 2007, the Court rendered a decision in favor of Bristol Investments Limited. The parties have since reached a settlement of $64,000.

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

Lease Contracts

The Company leases its corporate facilities under lease contracts expiring at various times during 2009 and 2010.  Future annual minimum lease payments under non-cancellable operating leases are as follows at December 31, 2007:

Year
2008	$ 85,848
2009	79,179
Thereafter	13,125
Total	$ 178,152

Rent expense under operating lease obligations was $87,674 and $94,141 for the years ended December 31, 2007 and 2006, respectively.

16. LEASE INCOME

In April 2000, the Company purchased the land use rights for a 2.8 million acre farm in Inner Mongolia, PRC from the Chinese government for USD$6,000,000. The Company's land use rights extend through 2026. At December 31, 2007, the land use rights, net of accumulated depreciation, were USD$4,765,501.

In April 2006, the Company entered into a lease agreement with a third-party ("lessee") whereby the lessee may use approximately 104 square kilometers of the land, including the facilities located on the land, such as the plant for embryo transfer, all livestock, equipment, roads and energy-supplying systems. The lease began May 1, 2006 and terminates April 30, 2026. The lessee pays the Company an annual rate of 4,620,000 RMB (or approximately USD$578,810) on April 1st and October 1st of each year. Rental income for the year ended December 31, 2007 was USD$758,153 and has been classified in Sales. Future minimum lease income is as follows:

Lease Income(USD)
2008	$ 578,810
2009	578,810
2010	578,810
2011	578,810
2012	578,810
Thereafter	8,296,281
$10,611,521

17. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	2007	2006
Common stock issued in connection with purchase of long-term investments	$5,558,764	$-
Convertible notes converted into common stock	$-	$419,335
Warrants converted into common stock	$214,093	$-

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

Segements FN
Year Ended 2007 and 2006

	Agricultural Genetics	Land Lease	Medical Devices	Corporate	Total
2007
Revenues	$ 24,240,206	$ 758,153	$ 10,592,359	$ -	$ 35,590,718
Income from operations	3,405,701	195,570	3,274,140	(1,589,744)	5,285,667
Depreciation and amortization	135,442	562,583	424,629	-	1,122,654
Total assets	52,488,706	4,765,501	12,208,254	5,589,836	75,052,297

	Agricultural Genetics	Land Lease	Medical Devices	Corporate	Total
2006
Revenues	$ 19,690,199	$ 289,405	$ 8,738,499	$ -	$ 28,718,103
Income from Operation	3,018,880	(113,254)	3,149,487	(1,057,349)	4,997,764
Depreciation and amortization	392,725	402,659	274,218	-	1,069,602
Total assets	45,045,154	4,722,362	8,247,096	51,125	58,065,737

19.  SUBSEQUENT EVENTS

On January 16, 2008, the Company received authorization from the Chinese government to begin the manufacturer and distribution of its new generation mammogram machine.  This machine uses thermo technology.  The Company's prior machine used infra-red technology.

On March 5, 2008, the Company sold its patented technology for the cure of Galactophore Hyperplasia to a Chinese entity for $8,500,000 RMB of which $1,500,000 RMB has been received  The remaining $7,000,000 RMB will be paid in two installments, $3,000,000 RMB in May 2009 and $4,000,000 RMB in May 2010.

On March 20, 2008, the Company leased its patent in its SSB Dissemination to a Chinese entity for five years.  The Chinese entity will develop goods under the patent, manufacturer and market them during this period.  For the use of the patent, the Company will receive $18,000,000 RMB, of which $5,000,000 has been received.  The remaining $13,000,000 RMB will be paid in four installments as follows:

October, 2009    -    $3,000,000 RMB
October, 2010    -    $3,000,000 RMB
October, 2011    -    $3,000,000 RMB
October, 2012    -    $4,000,000 RMB

On March 21, 2008, the Company sold its proprietary  thermal tomography technology to a Chinese entity for $20,800,000 RMB, of which $5,800,000 RMB has been received.  The remaining $15,000,000 RMB will be paid in two equal installments of $7,500,000 RMB in June 2009 and June 2010, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURE

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

Our independent registered public accounting firm, Ham Langston & Brezina, L.L.P. ("HLB") conducted an audit of our financial statements for 2007 and 2006. In connection with the issuance of its report to the Board of Directors, HLB reported two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following specific material deficiencies.(i) We lacked the required expertise needed to properly account for non-routine transactions, (such as the acquisition of other businesses and preparation of its required financial statement disclosure in accordance with U.S. GAAP. and SEC rules and regulations. (ii) Accounting for derivative instruments under FASB 133 to address the weakness, we have hired an independent accounting firm to assist with accounting for derivatives and will seek outside accounting assistance on any further acquisition.

Our Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In furtherance, thereof we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our board of directors in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Based on the results of this evaluation, and with the changes outlined above our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2007. This annual report does not include an attestation report of the Company's registered independent public accounting firm regard in internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities & Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (other than assistance from third party firms) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter 2007.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of the executive officers of the Company as of March __, 2008. Each officer serves at the discretion of the board of directors, but generally for a one-year term. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

Name	Age	Position
Jijun Wu	71	Chairman of the Board of Directors
Jiansheng Wei	55	President, Chief Executive Officer and Director
Shien Zhu	51	Director
Genchang Li	68	Director
Shicheng Fu	44	Director
Yuguo Chang	40	Director
Mika Zhang	33	Director
Rui Zhai	40	Secretary
Shen Zheng	39	Chief Financial Officer

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

Shien Zhu has served as a Director since 2000. Mr. Zhu served as a Director of the Company from 2000 to 2002. Since 2001, Mr. Zhu has been a professor at China Agricultural University. From 1996 to 2001, Mr. Zhu was an associate professor at China Agricultural University. Mr. Zhu is also Associate Professor and Master Director, involved in post doctorate studies, at Kochi University and Ehime University in Japan. Mr. Zhu majored in the area of early embryo verification freezing and transfer and mammal adoscuolation in embryo biotechnology. He invented a system of freezing and preservation, not aided by a cooling frigorimeter, which is characterized by low cost, simple operation and a high embryo survival rate. In recent years, he has written more than 40 articles that were published in international and domestic periodicals. Currently, he is undertaking vital projects for China and scientific research projects under the "Ninth Five-Year Plan" period.

Genchang Li was appointed to the Board in 2005. He is an experienced researcher with Tianjin Social Science Academy. Mr. Li is a pioneer in the development and operation of China’s stock market. When he was working for the municipal government, he was in charge of the review and administration or reorganizations of assets and going public of state owned enterprises. He is engaged in the research of the policies for China's stock market. He was involved in the publication of various instructive essays and books. He was Section Chief in Economic System Reform Commission of Tianjin Municipal Government from 1985 to 1993 AND vice general Manager of Investment Banking Department of Junan Securities Company from 1994 to 1999. He is a researcher with Tianjin Social Science Academy since 2000.

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

The Company’s Board of Directors has determined that Zheng Shen is the audit committee financial expert. Ms. Shen is not independent.

The Company has adopted and filed a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2007 of each person who served as the Company's Chief Executive Officer during fiscal 2007 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2007 (the "Named Officers").

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
JiJun Wu, Chairman of the Board	2007 2006 2005	130,000 102,600 100,000	- -	- -	30,000 80,000	56,000 - -	- -	- - -

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

The Plan Administrator can determine that additional forms of payment will be permitted. To the extent permitted by the Plan Administrator and applicable laws and regulations(including, without limitation, federal tax and securities laws and regulations and state corporate law), an Option may be exercised by:

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

Additional rules apply under the Code to the grant of Incentive Options. For instance an incentive option must be exercised within 10 years after the date of grant, unless granted to an individual owning more than 10% of the Company's stock, in which case the exercise period may not exceed five(5) years. Similarly, an Incentive Option must be granted at an exercise price that equals or exceeds 100% of the fair market value of the underlying stock at the time of grant, a threshold that is increased to 110% of such fair market value in the case of a grant to an individual owning more than 10% of the Company's stock.

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

The following table gives information about equity awards under the Company's existing plan as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	2,500,000	$.40	0
Equity compensation plans not approved by security holders	500,000	--	500,000
Warrants issued with sale of shares	1,049,575.40		1,049,575
Warrants issued in exchange for penalties	1,486,867.25		332,478
	5,536,442		1,882,053

Employment Contracts

The Company has an employment agreement with Zhai, Rui. This contract runs from February 20, 2007 to February 19, 2008 and pays annual compensation of $60,000.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

Name and Address of Beneficial Owner (1)	Shares (2)	Percent of Class (2)
Jijun Wu	1,780,000	3.78%
Jiansheng Wei	683,000	1.45%
Shien Zhu	50,000	*
Genchang Li	50,000	*
Shicheng Fu	50,000	*
Yuguo Cheng	30,000	*
Mike Zhang	100,000	*
Rui Zhai	75,100	*
Zheng Shen	30,000	*
All executive officers and directors as a group (9 persons)	2,848,100	6.54%

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

(3) Address is Suite 04-06, 28/F, Block A Innotec Tower, 235 Nanjing Road, Heping District, Tianjin, PRC 300100.

Compliance With Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2006. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company does not believe that all of the filing requirements were satisfied on a timely basis in 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is furnished as of December 31, 2007 to indicate beneficial ownership of shares of the Company's common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2006. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company does not believe that all of the filing requirements were satisfied on a timely basis in 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

There were no related party transactions in either 2007 or 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Ham Langston & Brezina, LLP ("HLB") for the audit of the Company's annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by Ham Langston & Brezina, LLP ("HLB") during those periods.

	Fiscal 2007	Fiscal 2006
Audit fees (1)	$155,000	$151,500
Audit related fees (2)	71,150	21,530
Tax fees	-	-
All other fees	-	-
Total	$226,150	$173,030

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

Auditor's time on task

All of the work expanded by HLB on our December 31, 2007 and 2006 auditors was attributed to work performed by HLB's full-time, permanent employees

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit

Number Description of Exhibit

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

10.1* Research Contract with Shen Yang Institute of Applied Ecology of the Chinese Academy of Science. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002)

10.2* Research Contract with Tower International Trade Corp. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002).

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

10.12 Employment Agreement between Eternal Technologies Group, Inc. and Zhai Rui

10.13 Lease for the Shenzhen facility

10.14 Exchange Agreement between Eternal Technologies Group, Inc. and Sea Biomedical Engineering Co. International Ltd. dated September 30, 2005 *

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

ETERNAL TECHNOLOGIES GROUP, INC.

Date: March 26, 2008	By:	/s/ Jianshang Wei
Jianshang Wei
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JIJUN WU JIJUN WU	Chairman of the Board	March 26, 2008
/s/ JIANSHENG WEI JIANSHENG WEI	Chief Executive Officer and Director	March 26, 2008
/s/ GENCHANG LI GENCHANG LI	Director	March 26, 2008
/s/ SHICHANG FU SHICHANG FU	Director	March 26, 2008
/s/ SHIEN ZHU SHIEN ZHU	Director	March 26, 2008
/S/ YAQUO CHANG YAQUO CHANG	Director	March 26, 2008
/S/ MIKE ZHANG MIKE ZHANG	Director	March 26, 2008

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

Date: March 26, 2008

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

Date: March 26, 2008

/s/ ZHENG SHEN
Zheng Shen
Chief Financial Officer

EXHIBIT 32.1

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Jiansheng Wei, the Chief Executive Officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to his knowledge:

(i) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 26, 2008

/s/ JIANSHENG WEI
Jiansheng Wei
Chief Executive Officer

EXHIBIT 32.2

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the Chief Financial Officer of Eternal Technologies Group, Inc. (the "Company"), hereby certifies that, to her knowledge:

(i) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 26, 2008

/s/ Zheng Shen
Zheng Shen
Chief Financial Officer