Form 10-K/A
period 2005-12-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2008-04-09
CIK 1096662

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
ETERNAL TECHNOLOGIES GROUP, INC. --------------------------------------------------------------- (Name of Small Business Issuer in its charter)
Nevada (State or other jurisdiction Of incorporation or organization)	62-1655508 (I.R.S. Employer Identification No.)
Suite D 5/F, Block A, Innotec Tower, 235 Nanjing Road
Heping District, Tianjin, PRC 300052
----------------------------------------------------------------
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: 011-86-22-2721-7020
Securities to be registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which each is registered None
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

We acquired Eternal - BVI in December  2002 (the  "Reorganization").  Under the terms of the Exchange Agreement, we issued 22,050,000 shares of our common stock to the  shareholders  of Eternal  Technologies  - BVI in exchange for all of the issued  and  outstanding shares  of  Eternal  - BVI.  In  conjunction  with the Reorganization our common  shares were  reverse  split on a one (1) for six (6) basis and we changed our name from  Waterford  Sterling  Corporation  to Eternal Technologies Group, Inc.,  ("Eternal") We ceased our prior operations and caused the officers and directors of Eternal  Technologies - BVI to be appointed as the officers and  directors of Eternal in place of the  pre-Reorganization  officers and  directors.  As a result of the  Reorganization,  we adopted as our  primary business the operations of Eternal - BVI and the  shareholders  of Eternal – BVI acquired approximately 85% of our post-Reorganization outstanding shares.

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

Calendar Year 2004	High	Low

Fourth Quarter.............	$0.60	$0.34
Third Quarter..............	0.60	0.32
Second Quarter.............	0.96	0.41
First Quarter..............	1.13	0.79
Calendar Year 2005

Fourth Quarter.............	$0.79	$0.37
Third Quarter..............	0.57	0.04
Second Quarter.............	0.52	0.20
First Quarter..............	0.58	0.40

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

We have not paid dividends in the past and we intend to retain earnings, if any, and  will  not  pay  cash  dividends  in  the  foreseeable  future.  Any  future determination  to pay cash  dividends  will be at the discretion of the board of directors  and  will be  dependent  upon our  financial  condition,  results  of operations,   capital  requirements,  general business  conditions and such other factors as the board of directors may deem relevant. Furthermore, the PRC has currency controls which make it difficult to pay dividends in any amount exceeding $10,000 per year.  Therefore, our ability to pay dividends is also restricted by governmental policy.

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

Contingencies

We account for contingencies in accordance with SFAS No. 5,   Accounting  for Contingences".  SFAS No. 5 requires that we record an estimated loss from a loss contingency  when  information  available  prior to  issuance  of our  financial statements  indicates that it is probable  that an asset has been impaired or a liability  has been  incurred at the date of the  financial  statements  and the amount of the loss can be reasonably estimated.

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

Cash  provided  by  operating  activities  totaled  $237,023  for the year ended December 31, 2005.  This compares with cash provided by operating  activities of $10,471,737  for the year ended  December 31,  2004.  We also had short-term investments of $9,909,084 as of December 31, 2005.  This compares with short-term investments of $0 as of December 31, 2004.  The short-term investments are substantially equivalent to American certicates of deposit, but because of Chinese regulations, are offered by investment companies as opposed to banks who are limited by regulation in making such offerings.  The decrease in cash flows from operations  primarily resulted from a decrease in net income and changes to the current  accounts  which were  periodically  offset by increases in non-cash charges.  The largest change in the current accounts was the increase in accounts receivables from $1,583,313 to $7,127,018.  This increase resulted because of two large sales made late in December.  These receivables have been subsequently collected.

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

The following table details our contractual obligations as of December 31, 2005:

		Payments Due by Period
	Total	2006	2007	2008
Thereafter
Operating lease commitments	$102,048	$67,248	$34,800	$-
Other contractual obligations	18,050	18,050	-	-
Total		$85,298	$34,800	$-

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

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(UNITED STATES DOLLARS)

	2005	2004
ASSETS	(As Restated)
Current assets:
Cash and cash equivalents	$8,224,488	$27,473,354
Short-term investment	-	9,909,084
Accounts receivable	7,137,018	1,538,313
Inventories	135,341	621,307
Prepayments and deposits	57,624	602
Total current assets	35,663,555	29,633,576
Advances to distributors	520,227	-
Property and equipment, net	7,317,502	5,904,050
Land use rights, net	4,828,051	4,944,639
Intangible assets	1,263,409	-
Total assets	$49,592,744	$40,482,265

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$443,366	$443,366
Accounts payable and accrued expenses	706,717	1,526,595
Amounts due to related parties	240,368	272,465
Derivative financial instrument liabilities	562,830	317,658
Total current liabilities	1,953,281	2,560,084
Commitments and contingencies
Unregistered common stock subject to registration rights; $0.001 par value, 790,827 shares issued and outstanding at December 31, 2004	-	563,991
Shareholders' equity: Preferred stock - $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	-
Common stock - $0.001 par value, 95,000,000 shares authorized, 39,854,026 and 29,888,803 shares issued and outstanding at December 31, 2005 and 2004, respectively	39,854	29,888
Additional paid-in capital	13,217,874	8,173,468
Stock subscription receivable	(10,176)	(10,176)
Retained earnings	33,215,741	29,165,010
Accumulated other comprehensive income	1,176,170	-
Total shareholders' equity	47,639,463	37,358,190
Total liabilities and shareholders' equity	$49,592,744	$40,482,265

              The accompanying notes are an integral part of these
                       consolidated financial statements

                 ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)

	2005	2004
	(As Restated)
Sales	$23,032,965	$16,834,759
Cost of sales	15,628,000	10,305,514
Gross profit	7,404,965	6,529,245
Selling, general and administrative expenses	2,350,556	1,580,990
Depreciation and amortization	840,795	760,691
Income from operations	4,213,614	4,187,564
Other income (expenses):
Gain on sale of asset	18,889	-
Interest income	188,519	126,049
Interest expense	(54,761)	(27,234)
Impairment loss	-	(53,517)
Change in value of derivative financial instruments	(245,172)	192,444
Total other income and expenses, net	(92,525)	237,742
Income before provision for income taxes	4,121,089	4,425,306
Provision for income taxes	70,358	-
Net income	$4,050,731	$4,425,306
Net income per common share
Basic and diluted	$0.12	$0.15
Weighted average number of common shares outstanding
Basic	33,253,761	29,551,485
Diluted	33,275,289	29,563,297

The accompanying notes are an integral part of these
                       consolidated financial statements

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)

	Common Stock		Additional Paid In Capital	Stock Sub- scription Receivable	Retained Earnings	Accumu-lated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2003 as previously reported	29,177,396	$29,177	$8,955,570	$(10,176)	$24,245,643	$-	$3,220,214
Prior period adjustment (See Note 20)	(1,749,288)	(1,749)	(2,249,946)	-	494,061	-	(1,757,634)
Balance at December 31, 2003, as restated	27,428,108	27,428	6,705,624	(10,176)	24,739,704	-	31,462,580
Net income, as restated	-	-	-	-	4,425,306	-	4,425,306
Notes payable conversion	109,984	110	60,381	-	-	-	60,491
Stock issued for public relation services	100,000	100	89,900	-	-	-	90,000
Stock issued for employee compensation	1,292,250	1,292	515,608	-	-	-	516,900
Capital contributed	-	-	119,372	-	-	-	119,372
Reclassification of unregistered common stock to paid-in capital	958,461	958	682,583	-	-	-	683,541
Balance at December 31, 2004 (as restated)	29,888,803	$29,888	$8,173,468	$(10,176)	$29,165,010	$-	$37,358,190

                ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (UNITED STATES DOLLARS)

	Common Stock		Additional Paid In Capital	Stock Sub- scription Receivable	Retained Earnings	Accumu-lated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2004	29,888,803	$29,888	$8,173,468	$(10,176)	$29,165,010	$-	$37,358,190
Net income	-	-	-	-	4,050,731	-	4,050,731
Foreign currency translation adjustment	-	-	-	-	-	1,176,170	1,176,170
Other comprehensive income	5,226,901
Notes payable conversion	373,295	374	356,045	-	-	-	356,419
Common stock issued for services	591,225	591	239,022	-	-	-	239,613
Common stock issued for cash and as compensation to employees	2,500,000	2,500	1,197,500	-	-	-	1,200,000
Common stock issued under acquisition agreement	5,709,876	5,710	2,278,240	-	-	-	2,283,950
Capital contributed	-	-	410,399	-	-	-	410,399
Reclassification of unregistered common stock to paid-in capital	790,827	791	563,200	-	-	-	563,991
Balance at December 31, 2005	39,854,026	$39,854	$13,217,874	$(10,176)	$33,215,741	$1,176,170	$47,639,463

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ETERNAL TECHNOLOGIES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                          (UNITED STATES DOLLARS)

	2005	2004
	(As Restated)
Cash Flows From Operating Activities
Net income	$4,050,731	$4,425,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	840,795	760,691
Gain on sale of asset	(18,889)	-
Provision for impairment	-	53,517
Derivative valuation adjustment	245,172	(192,444)
Compensatory stock issuances	439,613	647,600
Changes in operating assets and liabilities:
Inventories	493,356	2,110,947
Accounts receivable	(4,988,866)	(1,538,313)
Other receivables	-	3,399,995
Receivables from related companies	-	617,825
Prepaid expenses and deposits	(137,156)	144,588
Accounts payable and accrued expenses	(649,705)	393,134
Accounts payable to related parties	(38,028)	(145,152)
Accounts payable to a related company	-	(205,957)
Net cash provided by operating activities	237,023	10,471,737
Cash Flows From Investing Activities
Purchase of current investments	(9,909,084)	-
Purchase of property and equipment	(1,225,759)	-
Purchase of E-Sea	(810,858)	-
Proceeds from sale of patent	321,782	-
Proceeds from property held for sale	-	620,482
Net cash provided by (used in) investing activities	(11,560,446)	620,482
Cash Flows From Financing Activities Proceeds from sale of common stock	1,000,000	-
Capital contributed	410,399	78,671
Net cash provided by (used in) financing activities	1,410,399	78,671
Effect of exchange rate changes on cash	727,631	-
Net (decrease) increase in cash and cash equivalents	(9,248,866)	11,170,890
Cash and cash equivalents at beginning of year	27,473,354	16,302,464
Cash and cash equivalents at end of year	$18,224,488	$27,473,354
Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$70,358	$-

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

Foreign currency translation

The Company's  reporting  currency is the US$. The Company maintains no material accounts in currency of the United  States of America.  All of the  subsidiariesmaintain  their books and accounts in the People's  Republic of China  currency, which is called Renminbi ("RMB").  Translation of the balance sheet amounts from RMB into US$ has been made at the single rate of  exchange on December  31, 2005 and 2004 of 8.07 and 8.30 RMB/US$,  respectively.  The income statement has been translated  at the average  rate of  exchange in effect  during the year of 8.20 RMB/US$  and 8.30  RMB/US$  for the  years  ended  December  31,  2005 and 2004, respectively. No representation is made as to whether the RMB amounts could have been, or could be,  converted into US$ at that rate on December 31, 2005 or 2004 or at any other date.

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

Earnings per share

The company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share.  Basic earnings per share exludes any dilutive effects of options, warrants and convertible securities.  Diluted earnings per share is calculated including the dilutive effects of warrants, options and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004
Numerator: Net income	$4,050,731	$4,425,306
Denominator: Denominator for basic earnings per share-weighted average shares	33,253,761	29,551,485
Effect of diluted securities: Warrants	21,528	11,818
Denominator for dilutive earnings per share: Adjusted weighted average shares and assumed conversions	33,275,289	29,563,297
Earnings per share from continuing operations – diluted	$0.12	$.15
Earnings per share from continuing operations – basic	$0.12	$.15

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

4. INVENTORY

Inventory consists of the following at December 31:

	2004	2005
Sheep and cows	$-	$231,325
Sheep and cow embryos	12,530	364,126
Other raw materials products	122,196	25,856
Total inventory	$134,726	$621,307

Our sheep and cows are carried at cost.  Included in cost are feeding fees, cattle management fees and other cow and sheep care expenses.

5. PROPERTY HELD FOR SALE AND IMPAIRMENT

During the fourth quarter of 2003, the Company began formal  negotiations with a local  government  entity  for the sale of the  Company's  reception  center and certain  equipment.  The Company had included the reception center and equipment as  "Construction  In Progress" as construction of the building and installation of the equipment had not been completed. On February 29, 2004, the Company and a local  government  entity signed a letter of intent to sell the reception center to the  local  government  entity no later  than  April 30,  2004.  The  Company recorded an impairment loss of  approximately  or $300,000 and  reclassified the remaining  "Construction  In Progress" of $2,192,071 to "Property held for sale" for the year ended  December 31, 2003,  based on the book value of the reception center and equipment of approximately $2,492,000. On April 30, 2004, the Company and the local government entity reached an agreement on the final purchase price of  $2,138,554  and  terms  related  to the  sale of the  reception  center  and equipment and recorded an additional  impairment loss of $53,517.  The agreement calls for cash payments of $620,482 and the remainder to be paid in livestock of $1,518,072 (the amount for which we were immediately able to sell the livestock). All cash and livestock related to the agreement were received during 2004. The Company accounts for non-monetary  transactions in accordance with APB Opinion No. 29.

6.  PROPERTY AND EQUIPMENT

Fixed assets are comprised of the following at December 31:

	2005	2004
Office equipment in the United States	$40,761	$-
Infrastructure	226,506	226,506
Building	6,244,561	6,244,561
Equipment	1,817,486	1,221,837
Cows	1,273,883	-
Other	626,506	626,506
Total property and equipment	10,229,703	8,319,410
Less accumulated depreciation	(3,079,130)	(2,415,361)
	$7,150,573	$5,904,049

Depreciation   expense   during  2005  and  2004  was   $552,236   and  $471,531 respectively.

7.  INTANGIBLE ASSETS

The Company had amortized identifiable  intangible assets as follows at December 31, 2005. These  intangible  assets were obtained as a result of the acquisition described in Note 18.

	2005	2004
Patented dialysis technology	$1,445,783	$-
Less accumulated amortization	(216,867)	-
Total	$1,228,916	$-

The weighted average amortization period is 120 months or ten years.

Amortization expense during 2005 was $37,159. The estimated amortization expense related to identifiable intangible assets for the next five years is as follows:

Year
2006	148,636
2007	148,636
2008	148,636
2009	148,636
2010	148,636
Thereafter	520,229
$ 1,263,409

8. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005 and 2004:

2004	2005
Promissory note to Market Management LLC, due December 11, 2005, interest payments are due semi- annually commencing 180 days after the date of the note (December 11, 2002) at 8% per year. $ 401,942	$ 401,942
Promissory note to Thomas Tedrow due December 11, 2005 interest payments are due semi-annually commencing 180 days after the date of the note December 11, 2002) at 8% per year. $ 41,424	$ 41,424
$ 443,366	$ 443,366

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

Pursuant to the terms of these notes, the company issued 109,984 shares of its common stock to cancel notes payable of $60,491 in fiscal year 2004.  In fiscal year 2003, the company issued 517,219 shares of its common stock to cancel notes payable of 270,040 and accrued interest of $8,936.  Pursuant to the terms of the notes, the notes could be converted into the common stock of the company at ___% of the closing price of the company’s common stock on the day preceeding the date of the acquisition of Eternal Technologies Group Limited on December 11, 2002.

The Company's Board of Directors elected to stop accruing interest  effective October 1, 2004 and at December 31, 2004 the notes payable were in default.  The decision to stop accruing interest resulted from an audit of the items which made up the promissory notes.  The company assumed these notes because it was represented by the former principal shareholder, Mr. Thomas Tedrow, that the payments underlying the notes represented actual amounts both he and his company advanced to Eternal (the Waterford Sterling Corporation) to cover ongoing expenses of the Company for which the Company had insufficient sums to pay such obligations.  However, when the records were finally obtained, it indicated that significant amounts were not in fact paid and many of the payments had been for Mr. Tedrow’s personnel expenses. Based on this information, the Board determined to no longer accrue interest and to challenge the underlying notes in court. The Company is performing additional  detailed review of all expenditures  prior to the merger.  The  balances of the notes and related  interest are the subject of current  litigation  and may change  pending  the outcome of the  litigation  as described further in note 19.

On May 24, 2005, $332,698 of penalties were turned into convertible notes.  This increased the notes payable by a corresponding  amount.  In the third quarter of 2005, $59,569 of this amount was converted into common stock.  In the fourth quarter an additional $159,858 was converted into common stock.  The penalties had accrued to the persons who purchased shares and warrants in 2003.  Under the terms of their purchase the company was obligated to register these shares and these underlying warrants by a given date, which it failed to do.

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

On September 20, 2005, the Company  approved the 2005 Stock  Compensation  Plan. This Plan  provided  for stock  grants of up to  560,000  shares  and  2,500,000 options.  Pursuant to this plan, the Company issued  2,500,000  shares of common stock and received  $1,000,000  and awarded  560,000  shares as stock grants for services rendered.  The stock grants were valued at $239,613 and charged to the period when granted.  No charge was made for the options as the option price was the fair market value of the shares.

Shares Issuable Under: (A) 2004 Stock Option Plan	Weighted Average Outstanding Options	Exercise Price
Options Outsanding at 1-1-04	-	-
Options Granted	500,000	-
Options Exercised	-	-
Options Cancelled	-	-
Options Outstanding 12-31-04	500,000	-
(B) 2005 Stock Option Plan
Options Outstanding at 1-1-05	-	-
Options Granted	2,500,000	$.40
Options Exercised	2,500,000.40
Options Cancelled	-	-

Options Outstanding 12-31-05	-	-

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

A reconciliation of tax at the approximate U.S. statutory rates to the Company's effective rate are as follows:

2004	2005
Percent	Amount	Percent	Amount
Income taxes at federal statutory rate 34%	$1,533,062	34%	$1,608,048
Effect of United States and British Virgin Island losses 7%	292,179	7%	299,498
Income tax exemption in the Peoples Republic of China (35%)	(1,595,405)	(35)%	(1,656,935)
Difference in United States and foreign rates (6)%	(159,478)	(3)%	(250,611)
Income tax expense 0%	$70,358	3%	$-

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

The contributions to capital made during 2004 and 2005 of $119,372 and $410,399 represent amounts contributed to pay for U.S. expenses.

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

There were no related party transactions in 2005.

17. MAJOR CUSTOMERS AND SUPPLIERS

The Company purchases and sells livestock.  Companies whose purchases and sales exceed 10% of total purchases and sales are as follows.

	2005	2004
Purchases:
Company A	37%	-%
Company B	16%	28%
Company C	19%	15%
Company D	24%	33%
Sales:
Company E	27%	16%
Company F	26%	24%
Company G	23%	38%
Company H	16%	-%

18.  ACQUISITION OF E-SEA BIOMEDICAL ENGINEERING CO. INTERNATIONAL LTD.

On October 1, 2005, the Company  acquired  certain assets from E-Sea  Biomedical Engineering Co. International,  Ltd. ("E-Sea Int'l") for 5,709,876 shares of the Company's  common  stock )  representing  approximately  14% of the total shares outstanding as of October 1, 2005) and $18,500,000 RMB.  The value of the shares was determined by the Exchange Agreement which stated that the value of the Company’s shares would by the average closing price of ETLT:BB shares over the price calendar month or approximately US$0.39 per share.  The 18,500,000 RMB of cash equals approximately US$2,228,916.

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

Assets Acquired	U. S. Dollars	RMB
Cash	$1,432,650	$11,932,005
Current assets	591,384	4,595,457
Property and equipment, net	516,226	4,284,674
Amortizable intangible assets	1,546,988	12,840,000
Other	506,024	4,200,000
Total assets acquired	4,593,277	37,852,136
Liabilities Assumed
Current liabilities	89,046	722,172
Total liabilities assumed	89,046	722,172
Net assets acquired	4,504,231	37,129,964
Consideration Given
Cash	2,283,950	18,500,000
Common stock	2,283,950	18,500,000
Total consideration given	$4,567,900	$37,000,000
Net cash paid	$8,51,300

The results of this  acquisition  are  included in the  consolidated  financial statements from the date of acquisition.  Unaudited  proforma  operating results for the Company  assuming the  acquisition  occurred on January 1, 2005,  are as follows:

Service revenue	$31,162,513
Net income	$5,815,860
Basic and diluted earnings per common share	$0.17

The proforma results are not necessarily  indicative of what would have occurred if the  acquisition had been in effect for the periods  presented.  In addition, they are not  intended to be a projection  of future  results and do not reflect any synergies that might be achieved by combining the operations.

19.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of March 1, 2006, we were a party to a single legal proceeding.  This lawsuit brought by Western Securities Corporation. This cause of action seeks payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and one to Thomas L. Tedrow plus accrued  interest  since July 11, 2004,  attorney's fees,  cost of collection and other court costs.  This cause of action was filed in Federal  Court in the Eastern  District  of  Louisiana.  The Company  filed a Motion to Dismiss for lack of personal jurisdiction or alternatively a Motion to Dismiss for lack of venue.  This  motion was  granted  as of  October  2005 and the case was transferred  to Federal  Court in Houston,  Texas.  At December  31,  2005,  the Company has recorded  $443,366 plus accrued  interest of $77,234  related to the promissory  notes.  In  management's  opinion,  after  taking  into  account the liabilities  accrued, it is reasonably possible  no further liabilities should be accrued and the ultimate outcome  of the  lawsuit  should  not  have a  material  adverse  effect  on the Company's consolidated financial statements in any given year.

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

Year
2006	$11,807
2007	2,966
$ 14,773

Rent  expense  under  operating  lease  obligations  $11,807 for the years ended December 31, 2005 and 2004, respectively.

20.  RESTATEMENT

The Company has restated its 2004 financial  statements from amounts  previously reported.  The Company has determined that certain financial  instruments issued by the Company  contain  features  that require the Company to account for these features as  derivative  instruments in accordance with FASB 133, which was not originally done for the year ended December 31, 2004 as required.  Accordingly,  warrants  issued to certain investors and brokers have been accounted for as derivative instruments. Note 14 was added to  disclose  the  derivative  financial  instrument  liabilities  and provide information on subsequent changes.

The Company is required to record the fair value of the conversion  features and the  warrants on the balance  sheet at fair value with  changes in the values of these derivatives reflected in the consolidated statement of operations as "Gain (loss) on derivative instrument liabilities." The effect of the non-cash changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the consolidated statement of operations for the fiscal year ended December 31, 2004,  was an increase in the net income of $192,444.  Basic and diluted net income  attributable to common  shareholders per share for the fiscal year ended December 31, 2004 increased by $0.01. The effect on the consolidated  balance sheet as of December 31, 2004 was a decrease in stockholders'  equity of $881,649.  In addition,  the related  unregistered  shares of common stock have been  classified as temporary equity due to the  liquidated  damages  provision in the Company's  registration rights agreements.  In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

Balance Sheet	As Previously Reported	Adjustment		As Restated
ASSETS
Current assets	$29,633,576		$-	$29,633,576
Property and equipment, net	5,904,050		-	5,904,050
Land use rights, net	4,944,639		-	4,944,639
Total assets	$40,482,265		$-	$40,482,265
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Notes payable	$433,366	$		$443,366
Accounts payable and accrued expenses	1,526,595		(276,768)	1,249,827
Payable to related company	272,465			272,465
Derivative financial instruments liabilities	-		760,167	760,167
Total current liabilities	2,242,426		483,399	2,725,825
Shareholders' equity:
Preferred stock	-
Common stock	30,679		(952,711)	30,679
Additional paid-in capital	9,740,830		(1,372,751)	8,788,119
Stock subscription receivable	(10,176)		469,312	(10,176)
Retained earnings	28,478,506		612,584	28,947,818
Total shareholders' equity	38,239,839		(483,399)	37,756,440
Total liabilities and shareholders' equity	$40,482,265		$-	$40,482,265
SUMMARY OF STATEMENT INCOME
As Restated	As Previously Reported			Adjustment
Sales	$16,834,759		$-	16,834,759
Income from operations	4,187,564		276,768	4,464,332
Other income (expenses)
Interest income	126,049		-	126,049
Interest expense	(27,234)		-	(27,234)
Impairment loss	(53,517)		-	(53,517)
Gain on derivative financial instruments	-		165,379	165,379
Other income and expenses, net	45,298		165,379	210,677
Net income	$4,232,862		$442,147	$4,675,009

Following is the impact of the restatement on the quarterly financial statements previously filed by the Company (unaudited):

21. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	2005	2004
Issuance of common stock for payments of notes payable	$-	$60,491
Inventory received for settlement of property held for sale	$-	$1,518,072
Conversion of accrued liabilities to convertible notes	$332,838	$-
Convertible notes converted into common stock	$219,567	$-

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

Information regarding our reportable segments is as follows:

Total	Agricultural Genetics	Medical Devices	Corporate
2005
Revenues $ 23,032,965	$21,839,291	$1,193,674	$-
Income from operations 4,213,614	4,625,484	447,480	(859,350)
Depreciation and amortization 840,794	773,163	67,631	-
Total assets 49,223,251	43,971,812	5,051,677	199,762
2004
Revenues	$16,834,759	$-	$-
Income from operations	4,849,967	-	(385,635)
Depreciation and amortization	760,691	-	-
Total assets	40,289,041	-	193,224

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

ITEM 8A.      CONTROLS AND PROCEDURE

We strive to maintain  disclosure  controls and procedures  that are designed to ensure that information  required to be disclosed in our Exchange Act reports is recorded,  processed,  summarized and reported within the time periods specified in the SEC's  rules and forms,  and that such  information  is  accumulated  and communicated to our management,  including our chief executive officer and chief financial  officer,  as  appropriate,  to allow for timely  decisions  regarding required  disclosure.  In designing and evaluating  the disclosure   controls and procedures,  management  recognizes that any controls and procedures,  no matter how well  designated  and  operated,  can provide only  reasonable  assurance of achieving the desired control objectives and management  necessarily is required to apply its judgment in evaluating the  cost-benefit  relationship  of possible controls. Our disclosure controls and procedures have been designed to provide reasonable  assurance of achieving their objectives  and our relevant officers have concluded that our disclosure controls and procedures are effective at the reasonable  assurance level.  Our independent  accountants,  Thomas Leger & Co. LLP conducted audits of our financial  statements for 2002,  2003 and 2004. In connection with the issuance of its report of the independent registered public accounting firm, Thomas  Leger  & Co.  LLP  reported  to our  Board  of  Directors  two  material weaknesses, one in 2004 and one in 2002 under  standards   established  by  the  Public  Company  Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following material deficiencies:

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

ii)The Company has  restated  its  consolidated  financial  statements  for the year-ended  December  31, 2002 to reflect  merger costs of $867,411 as post acquisition  activity.  The  restatement is considered a material  weakness over financial reporting as defined by the PCAOB.

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

As required by SEC rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Vice President of Finance, the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer, President and Vice President of Finance concluded that our disclosure controls and procedures are effectively in timely altering them to material information relating to us (including our subsidiaries) required to be including in our periodic SEC filings.  However, our personnel may lack the required expertise to account for non-routine transactions under USGAAP.

Our new independent accountants, Ham Langston Brezina LLP conducted an audit of our financial statements for 2005.  In connection with the issuance of its report to the Board of Directors, Ham Langston & Brezina LLP reported two material  weakness under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls they noted the following material deficiencies.

Our accounting personnel are not sufficiently schooled in US accounting to properly account for non-routine transactions and to account for derivative instruments under FASB 133.  To address these weaknesses, the company has hired two independent accounting firms, one to assist its personnel in accounting for non-routine transactions and the other to assist its personnel in accounting for derivatives.  Based on the assistance from these firms, management believes that it has addressed and rectified any weakness in its internal controls.

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

Annual Compensation
Name and securities principal underlying position	Year	Bonus	Other annual compensation	Restricted Stock awards	Long term awards
JiJun Wu, Chairman & CEO	2005 2004 2003	100,000 20,000 27,299	- - -	- - -	80,000 80,000 -

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

The following table gives  information  about equity awards under the Company's existing plan as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	0	$.40
Equity compensation plans not approved by security holders	500,000		1

Employment Contracts

The Company has an employment  agreement with Zhai, Rui. This contract runs from February 20, 2006 to February 19, 2007 and pays annual  compensation of $60,000.

Compensation of Directors

We reimburse all direct costs of attendance of Board meetings by our directors.

No additional compensation of any nature is paid to employee directors.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND ELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner (1)	Shares (2)	Percent of Class (2)
Jijun Wu	1,780,000	4.4%
Jiansheng Wei	653,000	1.64%
Shien Zhu	50,000	*
Genchang Li	50,000	*
Shicheng Fu	50,000	*
Rui Zhai	75,100	*
Zheng Shen	0	*
All executive officers and directors as a group (7 persons)	2,583,000	6.48%

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

10.11*	Form of Warrant Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, filed October 22, 2003 (SEC File No. 333-109908)).
10.12	Employment Agreement between Eternal Technologies Group, Inc. and Zhai Rui
10.13	Lease for the Shenzhen facility
10.14	Exchange Agreement between Eternal Technologies Group, Inc. and Sea Biomedical Engineering Co. International Ltd. dated September 30, 2005 *
14.1 *	Code of Ethics for CEO and Senior Financial Officers
31.1 *	Section 302 Certification of CEO
31.2 *	Section 302 Certification of CFO
32.1*	Section 906 Certification of CEO
32.2 *	Section 906 Certification of CFO
*	Previously Filed

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

Fiscal 2005	Fiscal 2004
Audit fees (1)	$111,271
Audit related fees (2)	39,162
Tax fees	5,000
All other fees	-

Total	$ 155,433

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

ETERNAL TECHNOLOGIES GROUP, INC.

Date: May 19, 2006	By:	/s/ Jianshang Wei
Jianshang Wei
Chief Executive Officer

     In  accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JIJUN WU JIJUN WU	Chairman of the Board	May 19, 2006
/s/ JIANSHENG WEI JIANSHENG WEI	Chief Executive Officer and Director	May 19, 2006
/s/ GENCHANG LI GENCHANG LI	Director	May 19, 2006
/s/ SHICHANG FU SHICHANG FU	Director	May 19, 2006
/s/ SHIEN ZHU SHIEN ZHU	Director	May 19, 2006

EXHIBIT 31.1

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

Jiansheng Wei
Chief Executive Officer

                                                          EXHIBIT 32.2

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Zheng Shen, the chief financial officer of Eternal  Technologies  Group, Inc. (the "Company"),  hereby certifiesthat, to his knowledge:

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