Form 10-Q
period 2008-03-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2008-05-13
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

011-86-22-2721-7020
-------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.

Large Accelerated Filer ___                                           Accelerated Filer ____                                           Non-Accelerated Filer ___                                                      Small Reporting Company _X_

As of May 10, 2008, 52,138,034 shares of Common Stock of the issuer were outstanding.

ETERNAL TECHNOLOGIES GROUP, INC.
10-QSB FOR THE QUARTER ENDED MARCH 31, 2008
INDEX

PART I - FINANCIAL STATEMENTS

Item 1.	Consolidated Financial Statements

	Unaudited Consolidated Condensed Balance Sheets at
	March 31, 2008 and December 31, 2007	3

	Unaudited Consolidated Condensed Statements of Income
	for the three months ended March 31, 2008 and 2007	5

	Unaudited Consolidated Condensed Statements of Cash
	Flows for the three months ended March 31, 2008 and 2007	7

	Notes to Unaudited Consolidated Condensed Financial Statements	8
Item 2.	Management Discussion and Analysis of Financial Condition and Result of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12
Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures	15

	Certifications	16

PART I - FINANCIAL INFORMATION

Item 1.                      Consolidated Financial Statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Amounts in United States Dollars)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$23,524,291	$12,692,479
Short-term investments	14,644,034	13,827,174
Accounts receivable	4,884,509	6,274,866
Inventories	1,048,876	6,312,236
Prepayments and deposits	14,668	14,082

Total current assets	44,116,378	39,120,837

Property and equipment, net of accumulated depreciation
of $4,699,958 and $4,296,083 at March 31, 2008 and
December 31, 2007, respectively	7,232,485	7,161,773
Land use rights, net of accumulated amortization
of $2,201,601 and $2,043,266 at March 31, 2008 and
December 31, 2007, respectively	4,890,194	4,765,501
Intangible assets	1,404,474	6,571,098
Accounts receivable-Long Term	3,132,921	-
Patent held for lease, net of accumulated amortization
of $105,617 at March 31, 2008	2,429,201	-
Other Assets	18,563,947	17,433,0887
Total assets	$81,769,600	$75,052,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$443,366	$443,366
Accounts payable and accrued liabilities	1,328,181	1,294,310
Amounts due to related parties	215,732	215,295
Payable due to Income Taxes	174,667	167,764
Deferred lease revenue	712,028	-
Deferred gain – sale of patents Derivative financial instrument liability	1,079,544 53,180	-
		109,300
Total current liabilities	4,006,698	2,230,035
Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000
authorized, none issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000
authorized; 52,138,034 shares issued and
Outstanding	52,138	52,138
Additional paid - in capital	21,303,505	21,303,505
Retained earnings	46,865,282	44,848,766
Treasury shares at cost 1,509,703 shares	(882,090)	(882,090)
Accumulated other comprehensive income	10,424,067	7,499,943

Total stockholders' equity	77,762,902	72,822,262

Total liabilities and stockholders' equity	$81,769,600	$75,052,297

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2008 and 2007
(Amounts in United States Dollars)

	March 31,
	2008		2007

Revenue:	$		$
Agricultural and genetics sales		7,753,969		5,726,797
					Medical device sales and services	1,844,022	1,498,065
Land lease		160,960		297,245

Total revenue		9,758,951		7,522,107

Cost of sales and services
Agricultural and genetics sales		6,976,900		5,192,527
Medical device sales and services		585,880		532,182
Land lease		149,300		137,855

Total cost of sales and services		7,712,080		5,862,564

Gross profit		2,046,871		1,659,543

					Depreciation Expense	330,360	136,883

Selling, general and administrative expenses		781,804		669,031

Income from operations		934,707		853,629

Other income (expense)
Interest income		46,196		49,885
Gain on Sale of Assets		266,302		(844)
Investment Income		860,546		443,938
Change in value of derivative
financial instruments		56,120		(38,880)

Other income (expense), net		1,229,164		454,099

Income before provision for
income taxes		2,163,871		1,307,728

Provision for income taxes		147,354		88,690

Net income		$2,016,517		$1,219,038

Net income per common share
Basic and diluted		$0.04		$0.03

Weighted average number of
Common shares outstanding, basic and diluted		52,138,034		47,073,579

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC. UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2008 and 2007 (Amounts in United States Dollars)
	2008	2007
Cash from operating activities
Net income	$2,016,517	$1,219,038
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	479,660	274,738
Gain from sales of intangible assets	(266,301)	-
Equity in earnings long term investment	(623,634)	(96,508)
Earnings of short term investment	(236,911)	-
Change in value of derivative financial instruments	(56,120)	38,880
Compensatory stock issuances	-	264,000
Changes in operating assets and liabilities:
Inventories	5,525,748	4,295,433
Accounts receivable	1,739,485	3,218,448
Prepayments and deposits	706,207	196,451
Accounts payable and accrued expenses	(20,002)	1,614,602
Net cash provided by operating activities	9,264,649	11,025,082
Cash flows from investing activities:
Proceeds from sales of intangible assets	1,039,560	-
Investment in Changsha Hong Yuan	-	(1,918,382)
Net cash provided/(used) by investing activities	1,039,560	(1,918,382)
Cash flows from financing activities:
Capital contributed	-	10,176
Net cash provided by financing activities	-	10,176
Effect of exchange rate changes on cash	527,603	158,566
Net increase in cash and cash equivalents	10,831,812	9,275,442
Cash and cash equivalents, beginning of period	12,692,479	16,024,123
Cash and cash equivalents, end of period	$23,524,291	$25,299,565
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Tax paid	$147,354	$88,690
Non-cash investing and financing activities
Amounts receivable from sale of intangible assets	$4,172,482	$-
Deferred gain from sale of intangible assets	$1,351,666	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
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

 Eternal - BVI was incorporated in the British Virgin Islands in March 2000.   In May 2000, Eternal - BVI acquired 100% of Willsley Company Limited.  Willsley is a holding company that owns 100% of Inner Mongolia Aershan Agriculture & Husbandry Technology Co., Ltd. ("Aershan Agriculture").  Aershan Agriculture owns a cattle herd, conducts breeding operations and owns a farm in Inner Mongolia which it leases to a Chinese company for approximately $579,000 per year.

As of the fourth quarter of 2005 we acquired  certain  assets,  subject to certain liabilities of E-Sea Biomedical Engineering Co. International, Ltd. E-Sea's principal activities are the manufacture, sale and licensing of medical devices used to detect breast cancer.

2.	CONDENSED FINANCIAL STATEMENTS AND FOOTNOTES

The  interim  consolidated  condensed financial  statements  presented  herein  have  been prepared by the Company  and include the  unaudited accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

These  consolidated condensed  financial  statements  have been prepared in  accordance  with generally accepted accounting  principles for interim financial  information and the  instructions  to Form  10-Q  and Rule 10-01 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes the disclosures made are adequate to make the information presented not misleading.  The  condensed  consolidated financial   statements   should  be  read  in  conjunction  with  the  Company's consolidated financial statements for the year ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB.

In the opinion of management,  the unaudited condensed  consolidated  financial statements   reflect  all  adjustments  (which  include  only  normal  recurring adjustments)  necessary to present fairly the financial  position of the Company as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007, respectively.  Interim results are not necessarily indicative of full year performance because of the impact of seasonal  and  short-term variations.

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

Principles of Consolidation

The unaudited consolidated condensed financial statements include the accounts of the Company and its wholly- owned  subsidiaries  after  elimination  of all significant inter-company accounts and transactions.

ETERNAL TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Amounts in United States Dollars)

3.	CASH AND CASH EQUIVALENTS

At March 31, 2008, substantially all of the Company's cash is to be exclusively used for operations in the PRC.

4.	OTHER ASSETS

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

On October 15, 2007, the Company acquired a 30% equity interest, respectively, in Hainan Futian Green Agriculture Ltd. ("Hainan") a mango farm, and Maoming Huatang Orchard Trading Co., Ltd. ("Maoming") a Lychee farm. For the acquisition of the interest in Hainan, the Company paid $33,000,000 RMB in cash, approximately US$4,400,000, and issued 2,133,333 shares of its common stock valued at $.84 USD based on the closing price of the stock.  For the acquisition of the interest in Maoming, the Company paid $36,000,000 RMB in cash, approximately US$4,800,000 and issued 2,444,444 shares of its common stock valued at $.84 USD based on the closing price of the stock.. Both companies are incorporated under the laws of the PRC. The Mango farm has a guaranteed minimum annual return on investment of $6,800,000 RMB and will increase by a minimum of 1% for ten years. The Lychee farm has a guaranteed minimum annual return on investment of $7,800,000 RMB and will increase by 1% for five years.  If the farms are unable to meet the guaranteed minimum annual returns on investment with cash flows from their operation, they must meet the obligations by returning an equivalent amount of the Company's shares originally issued to them as part of the investment purchase.

5.	INCOME TAXES

The Company operates in several jurisdictions and may be subject to taxation in those jurisdictions.

It is  management's  intention  to reinvest all the income  attributable  to the Company  earned by its  operations  outside  of the  United  States of  America. Accordingly, no United  States  corporate  taxes  have been  provided  in these consolidated  condensed financial  statements.  The Company has a U.S. net operating loss carry  forward  of  $3,089,704  which will begin  expiring  in 2017.  However a valuation allowance  has been  provided as  management  does not expect the tax benefits to be realized.  No other  significant  deferred  assets or liabilities existed at December 31, 2007.  The Company's net operating  loss carry  forwards may  be  subject  to  annual  limitations,  which  could  reduce  or  defer  the utilization  of the  losses as a result of an  ownership  change as  defined  in section 382 of the Internal Revenue Code.

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

The agricultural tax exemption resulted in tax savings of $410,423 and $221,641 for the three months ended March 31, 2008 and 2007 respectively.  Net income per share did not change on either a basic or diluted  basis for the three months ended March 31, 2008 or 2007, respectively, as a result of the tax holiday.

E-Sea is subject to Enterprise Income Tax at the PRC rate of 15% on net profits. The provisions  for taxes on  earnings  of the PRC  subsidiary  for the periods ending March 31, 2008 and 2007 were $147,354 and $88,690, respectively.

A reconciliation of tax at the approximate U.S. statutory rates to the Company’s effective rate are as follows:

5.	INCOME TAXES, continued
	2008		2007
	Amount	Percent	Amount	Percent
Income taxes at federal statutory rate	$648,733	34%	$384,318	34%
Effect of United States and British Virgin Island losses	31,123	2%	23,992	2%
Income tax exemption in the Peoples Republic of China	(410,423)	(22%)	(221,641)	(20)%
Difference in United States and foreign rates	(122,079)	(6%)	(97,979)	(9)%
Income tax expense	147,354	8%	$88,690	7%

6.	SEGMENT INFORMATION

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

The Company has identified three reportable segments; agricultural genetics, medical devices, and leasing. The agricultural genetics segment activities include a breeding center, embryo-transplantation, and propagating quality sheep meat and other livestock breeds in Inner Mongolia, PRC. Medical devices' operations include the manufacture, development, sales, marketing and delivery of medical devices in the PRC.  Leasing includes the land lease of the farm and the leasing of certain patents.  Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information regarding our reportable segments for the three months ended March 31, 2008 and 2007 is as follows:

2007	Agricultural Genetics	Leasing	Medical Devices	Other	Total
Revenues	5,726,797	297,245	1,498,065	-	7,522,107
Income from operations	185,763	159,390	588,450	(79,974)	853,629
Depreciation and amortization	66,378	137,855	70,505	-	274,738
Total assets	42,610,522	10,187,555	8,738,219	1,928,018	63,465,314

2008
Revenues	7,753,969	160,960	1,844,022	-	9,758,951
Income from operations	456,464	11,660	626,446	(159,863)	934,707
Depreciation and amortization	-	149,300	330,360	-	479,660
Total assets	50,283,984	10,619,967	15,275,813	5,589,836	81,769,600

7.           Leases

The Company’s lease activity consists of a land lease and the lease of a patent.  The land lease is for the lease of approximately 104 square kilometers of the company’s farm in Inner Mongolia and the facilities located on the land.  The lease began on May 1, 2006 and ends on April 30, 2026.  The lessee pays the Company an annual rate of 4,620,000 RMB (or approximately $578,810 USD) on April 1 and October 1 of each year.

On March 20, 2008 E-Sea leased its patent in its SSB Dissemination to an unrelated Chinese entity for five years.  The Chinese entity will develop goods under the patent and manufacture and market them during this period.  For the use of the patent, the Company will receive $18,000,000 RMB, of which $5,000,000 RMB was received upon the execution of the lease.  The remaining $13,000,000 RMB will be paid in four installments; $3,000,000 RMB in October 2009, 2010 and 2011 and $4,000,000 RMB in October 2012.

Item 2. Management Discussion and Analysis or Plan of Operation

The Company's business is highly seasonal,  with most of the Company's  revenue and  income  being  earned  during  the  second half of the calendar year, although with its recent acquisition, the seasonality should be less pronounced.  Accordingly, the results of operations for the calendar quarter ended March 31, 2008 are not indicative of the results for any other quarter or for the fiscal year. All items of income and expense have been converted into US$ at an average exchange rate of  7.17568 for the three months ended March 31, 2008 and 7.77136 for the three months ended March 31, 2007.

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Revenues

Revenues for the three months ended March 31, 2008 increased by $2,236,844 or 29.7% to $9,758,951 from $7,522,107 for the corresponding period of the prior year.  The following schedule summarizes the revenues for each period by category.

	Three Months Ended
Category	March 31, 2008	March 31, 2007
Lamb Meat	$2,653,407	$1,724,923
Embryo’s	5,100,562	4,001,874
Land Lease	160,960	297,245
E-Sea	1,844,022	1,498,065
Total sales	$9,758,951	$7,522,107

The increase in the sale of lamb meat resulted from an increase in volume of approximately 100 tons from 700 tons to 800 tons or approximately a 14.2% increase and an increase in the price of approximately 24%.  The increase in the sale of embryo’s resulted from an approximate 17.7% increase in volume while the sale price remained constant.  E-Sea’s sales increase was the result of the sale of 14 additional units (48 units sold during the three months ended March 31, 2007 and 62 units sold during the comparable  period in 2008).  The sales price per unit declined by approximately 12% as the Company is gearing up for its next generation machine which should begin shipping in the late second or early third quarter of 2008.

Cost of Sales

Cost of sales for the three months ended March 31, 2008 increased by $1,849,516 or 31.5% to $7,712,080 from $5,862,564 from the corresponding period of the prior year.  Our gross margins as a percentage decreased from 22% to 21% principally because of a larger percentage of our sales were in agricultural sales which carry a lower margin.  The following schedule summarizes the cost of sales for each period by category.

	Three Months Ended
Category	March 31, 2008	March 31, 2007
Lamb Meat	$1,959,954	$1,254,992
Embryos	5,016,946	3,937,535
Land Lease	149,300	137,855
E-Sea	585,880	532,182
Total Cost of Sales	$7,712,080	$5,862,564

Gross Profits

The gross profit by category for each of the reporting periods is as follows:

	Three Months Ended
Category	March 31, 2008	March 31,,2007
Lamb Meat	26%	27%
Embryos	2%	2%
Land Lease	7%	54%
E-Sea	68%	40%
Overall	21.0%	22%

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2008 increased by $204,922 or 75% to $479,660 from $274,738 for the corresponding period of the prior year.  This increase is attributable to increased depreciation on E-Sea assets.

Selling, General and Administrative Expenses

Selling, general and  administrative  expenses for the three months ended March 31,  2008  increased  by  $112,773  or 17% to  $781,804 from $669,031 for the corresponding period of the prior year. The increase in the selling, general and  administrative  expenses  is  principally attributable to  an increase in salaries of $75,328 or 20%, as additional personnel were added, an increase in marketing  expense of $36,956 principally from E-Sea; an increase of $32,524 in professional  fees principally because of the pending litigation and an increase in other miscellaneous expenses principally office expenses.

Other Income (Expense)

Other income increased by $775,064 to $1,229,163 for the three months ended March 31, 2008 from $454,099 for the corresponding period of the prior year. The increase resulted from a decrease in interest income of $3,689, an increase in investment income of $416,608 from short-term investments, an increase in the gain recognized on the sale of assets of $267,146 and changes in the value of derivative financial instruments of $95,000.

Income Taxes

The Company incurred income taxes of $147,354 for the three months ended March 31, 2008, an increase of $58,664 from the $88,690 of income tax expense for the corresponding period of the prior year.  This increase resulted because of the increased earnings of E-Sea.

Net Income

As a result of the foregoing, the Company reported net income of $2,016,517 for the three months ended March 31, 2008 compared to income of $1,219,038 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents of $23,524,291 and working capital of $40,109,680. This compares with cash and cash equivalents of $12,692,479 and working capital of $36,890,802 at December 31, 2007.  The increase in working capital is attributable to increases in cash and short-term investments which were partially offset by decreases in accounts receivable, inventories prepaids and deposits and an increase in current liabilities.

Cash provided by operating activities totaled $9,264,649 for the three months ended March 31, 2008.  This compares with cash flows provided by operating activities of $11,025,082 for the three months ended March 31, 2007.  The principal reasons for this decrease are a gain on the sale of intangible assets of $266,301, a reduction in the equity of long-term investments of $527,126, a decrease in the equity of short-term investments of $236,911, a change in the value of the derivative liability of $95,000, the absence of compensatory stock issuance in the current year $264,000 and net changes in the current accounts of $1,373,496 which were partially offset by an increase in earnings of $797,479 and an increase in depreciation of $204,922.

Cash flows from investing activities totaled $1,039,560 for the three months ended March 31, 2008, all from the sale of intangible assets.  This compares with $1,918,382 used in investing activities for the three months ended March 31, 2007 all from the cash portion expended by the Company for the purchase of its investment in Changsha Hong Yuan Aquatic Product, Inc..

There were no financing activities for the three months ended March 31, 2008.

For the three months ended March 31, 2007 the Company received net proceeds of $10,176 from the collection of a common stock receivable.

The Company believes that it has sufficient working capital to carry out its business plan for the next twelve months.

Item 3.                        Quantitative and Qualititative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including  changes in general  economic conditions, domestic competition  and foreign currency  exchange rates.

Because we operate in the People’s Republic of China, but report the results of our operations in U.S. dollars and pay certain of our obligations in US dollars we are exposed to foreign  currency exchange rate gains and losses.  Volatility in these markets could impact our net income.

Item 4.    Controls and Procedures

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

As  required  by SEC rule  13a-15(b)  we  conducted  an  evaluation,  under  the supervision and with the  participation  of our management,  including our Chief Executive Officer, President and Vice President of Finance, regarding the effectiveness of the design and operation of our disclosure  controls and procedures.  Based upon that evaluation,  the Chief Executive  Officer,  President and Vice President of Finance  concluded that our disclosure  controls and procedures are effective in timely  alerting  them to material  information  relating to us  (including  our subsidiaries) required to be included in our periodic SEC filings.

While we have taken or are in the process of taking the foregoing steps in order to address the  adequacy of our  disclosure  controls  and  procedures,  and, in addition,  to develop  and  implement  a formal  set of  internal  controls  and procedures  for financial  reporting in accordance  with the SEC's proposed rules to adopt the internal  control report  requirements  included in Section 404 of the Sarbanes-Oxley  Act of 2002,  the  efficiency of the steps we have taken to date and the steps we are still in the process of  completing is subject to continued management  review  supported  by  confirmation  and testing by our internal and external  auditors.  As a result, it is likely that additional changes will be made to our internal controls.

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

In October 2005, the Court granted the Company's motion for a change of venue and the case was moved to the Southern District Court of Texas in Houston, Texas.  The Company believes that the case is without merit and the basis of the promissory note involves expenditures not made on the Company's behalf. Furthermore, the Company has significant counterclaims that it plans to assert against Mr. Tedrow and Market Management, Inc. On August 23, 2007, the Court awarded Western Securities Corporation the sum of $636,757 plus accrued interest since May 22, 2007 and attorney fees in an amount to be determined which totaled $771,689 as of March 31,2008.  This judgment became final on October 31, 2007.  In April, 2008 this case was appealed to the 5th Circuit Court of Appeals in New Orleans.

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

The third cause of action involves one of the convertible promissory notes owned by Bristol Investments Limited.  This cause of action was filed in State Court in New York and three times was dismissed.  On March 30, 2006 without stating a new cause of action, Bristol Investments Limited re-filed the same cause of action against the Company and on December 27, 2007, the Court rendered a decision in favor of Bristol Investments Limited.  The parties have since reached a settlement of $64,000.  The company anticipates paying this during the second quarter of 2008.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued 2,719,730 shares of its common stock as a portion of the purchase price for the acquisition of a 22% interest in Hong Yuan Aquatic Products, Inc., a company engaged in commercial turtle farming in Changsha, Hunan Province China.

During this same period, the Company also issued 600,000 shares to Yulang Zhang to compensate her for the 600,000 shares she had sold to pay the various Company obligations in the United States.  In addition, the Company issued 186,549 shares of its common stock to four Warrant holders for the cashless conversions of 330,578 warrants.

There were no shares issued during the three months ended March 31, 2008.

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

ETERNAL TECHNOLOGIES GROUP, INC.

Date: May 13, 2008	By:	/s/ Jiansheng Wei
Jiansheng Wei
Chief Executive Officer

Date: May 13, 2008	By:	/s/ Zheng Shen
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

Date: May 13, 2008

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

Date: May 13, 2008

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

(i)
the  Quarterly  Report on Form  10-Q of the  Company  for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report")  fully  complies with the  requirements  of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2008

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

(i)
the  Quarterly  Report on Form  10-Q of the  Company  for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange  Commission on  the date hereof (the  "Report")  fully  complies with the  requirements  of  section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2008

/s/ Zheng Shen
-----------------------
Zheng Shen
Chief Financial Officer