Form 10-Q
period 2008-06-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2008-08-14
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 14, 2008, 55,689,634 shares of Common Stock of the issuer were outstanding.

ETERNAL TECHNOLOGIES GROUP, INC.
10-QSB FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

PART I - FINANCIAL STATEMENTS

Item 1.	Consolidated Financial Statements

	Unaudited Consolidated Condensed Balance Sheets at
	June 30, 2008 and December 31, 2007	3

	Unaudited Consolidated Condensed Statements of Operations
	for the three months and six months ended June 30, 2008 and 2007	4

	Unaudited Consolidated Condensed Statements of Cash
	Flows for the six months ended June 30, 2008 and 2007	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6
Item 2.	Management Discussion and Analysis of Financial Condition and Result of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures	17

	Certifications	18

ETERNAL TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Amounts in United States Dollars)

	(Unaudited) June 30,	(See Note) December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,976,450	$12,692,479
Short-term investments	14,717,153	13,827,174
Accounts receivable	7,086,207	6,274,866
Inventories	-	6,312,236
Prepayments and deposits	14,989	14,082

Total current assets	49,794,799	39,120,837

Property and equipment, net of accumulated depreciation
of $5,033,889 and $4,296,083 at June 30, 2008 and
December 31, 2007, respectively	7,158,822	7,161,773
Land use rights, net of accumulated amortization
of $2,324,793 and $2,043,266 at June 30, 2008 and
December 31, 2007, respectively	4,922,217	4,765,501
Intangible assets	1,381,734	6,571,098
Long term Accounts Receivable	3,201,490	-
Patent held for lease, net of accumulated amortization
of $302,201 at June 30, 2008	2,288,095	-
Other Assets	19,063,231	17,433,088

Total assets	$87,810,388	$75,052,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$443,366	$443,366
Accounts payable and accrued liabilities	1,378,620	1,294,310
Amounts due to related parties	215,672	215,295
Income taxes payable	193,992	167,764
Deferred Income	1,699,813
Derivative financial instrument liability	37,383	109,300

Total current liabilities	3,968,846	2,230,035

Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000
Authorized, none issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000
Authorized; 55,689,634 shares issued and
Outstanding	55,689	52,137
Additional paid - in capital	23,075,753	21,303,505
Retained earnings	49,457,232	44,848,766
Treasury shares at cost 1,509,703 shares	(882,090)	(882,090)
Accumulated other comprehensive income	12,134,958	7,499,944

Total stockholders' equity	83,841,542	72,822,262

Total liabilities and stockholders' equity	$87,810,388	$75,052,297

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months ended June 30, 2008 and 2007
(Amounts in United States Dollars)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Revenue:		$		$	$		$
Agricultural and genetics sales	10,445,408		9,214,703			18,160,147		14,923,370
Medical device sales and services	3,301,219		1,719,093			5,124,005		3,216,075
Leasing	294,853		150,213			453,862		449,049

Total revenue	14,041,480		11,084,009			23,738,014		18,588,494

Cost of sales and services
Agricultural and genetics sales	8,376,413		7,002,928			15,332,910		12,186,174
Medical device sales and services	1,295,390		501,611			1,870,931		1,033,985
Leasing	281,413		139,331			428,787		277,187

Total cost of sales and services	9,953,216		7,643,870			17,632,628		13,497,346

Gross profit	4,088,264		3,440,139			6,105,386		5,091,148

Depreciation and amortization expenses	265,521		138,458			596,826		275,340

Selling, general and administrative expenses	1,729,081		1,287,108			2,508,867		1,956,574

Research and development expense	286,962		130,055			282,780		129,366

Income from operations	1,806,700		1,884,518			2,716,913		2,729,868

Other income (expense)
Interest income	60,352		53,662			106,341		103,530
Gain on Sale of Assets	-		-			269,649		(849)
Investment Income	885,994		97,541			1,746,168		543,338
Change in value of derivative
financial instruments	15,797		769			71,917		(38,111)

Other income (expense), net	962,143		151,972			2,194,075		607,908

Income before provision for
Income taxes	2,768,843		2,036,490			4,910,988		3,337,776

Provision for income taxes	155,283		117,149			302,522		205,694

Net income	2,613,560		1,919,341			4,608,466		3,132,082

Net income per common share
Basic and diluted	$0.05		$0.04			$0.09		$0.07

Weighted average number of
Common shares outstanding,
Basic and diluted	53,400,825		47,073,579			52,765,941		47,073,579
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Amounts in United States Dollars)

	2008	2007

Cash flows from operating activities
Net income	$4,608,466	$3,132,082
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	1,025,614	552,527
Gain on sale of assets	(269,649)
Investment income	(1,746,168)
Change in value of derivative financial instruments	(71,917)	(98,693)
Compensatory stock issuances	710,320	-
Changes in operating assets and liabilities:
Inventories	6,718,520	5,430,445
Accounts receivable	(184,481)	1,752,930
Short-term investments	494,775	-
Long-term investments	436,567	-
Prepayments and deposits	600,755	199,560
Accounts payable and accrued expenses	16,431	539,447

Net cash provided by operating activities	12,339,233	11,508,298

Cash flows from investing activities:
Proceeds from sales of Intangible Assets	1,062,313
Purchase of fixed assets	-	(10,212)
Purchase of long-term investment	-	(4,018,919)

Net cash provided by /(used in) investing activities	1,062,313	(4,029,131)

Cash flows from financing activities:
Capital contributed	-	2,304,615
Common Stock Receivable	-	10,176
Proceeds from sales of common stocks	1,065,480	-

Net cash provided by financing activities	1,065,480	2,314,791

Effect of exchange rate changes on cash	816,945	404,974

Net increase (decrease) in cash and cash equivalents	15,283,971	10,198,932

Cash and cash equivalents, beginning of period	12,692,479	16,024,123

Cash and cash equivalents, end of period	$27,976,450	$26,223,055
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$159,610	205,694
Non-cash investing and financing activities
Receivable from sale of intangible assets	$3,201,490	$-
Deferred gain from sale of intangible assets	$1,099,059	$-

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

These  consolidated condensed  financial  statements  have been prepared in  accordance  with generally accepted accounting  principles for interim financial  information and the  instructions  to Form  10-Q  and Rule 10-01 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes the disclosures made are adequate to make the information presented not misleading.  The unaudited condensed  consolidated financial   statements   should  be  read  in  conjunction  with  the  Company's consolidated financial statements for the year ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB.

In the opinion of management,  the unaudited condensed  consolidated  financial statements   reflect  all  adjustments  (which  include  only  normal  recurring adjustments)  necessary to present fairly the financial  position of the Company as of June 30, 2008, and the results of operations and cash flows for the three months ended June 30, 2008 and 2007, respectively.  Interim results are not necessarily indicative of full year performance because of the impact of seasonal  and  short-term variations.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation for the current year.  Such reclassifications have no impact on net income or shareholders’ equity as previously reported.

3.	CASH AND CASH EQUIVALENTS

At June 30, 2008, substantially all of the Company's cash is to be exclusively used for operations in the PRC.

4.	OTHER ASSETS

During the three months ended March 31, 2007, the Company entered into an Exchange Agreement (“the Agreement”) by which it expended $14,850,000 RMB in cash (approximately $1,900,000 USD) and 2,719,730 shares of common stock valued at $.70 USD ($14,850,000 RMB or approximately $1,900,000 USD) for a total investment of $29,700,000 RMB (approximately $3,800,000 USD) in exchange for a 22% interest in the common stock of Changsha Hong Yuan Aquatic Product, Inc. (“Hong Yuan”).  Hong Yuan is a corporation duly organized, validly existing, and in good standing under the laws of the PRC and currently its operations focus on the breeding and sale of turtles.  In accordance with the Agreement, Hong Yuan has committed to pay the Company a guaranteed return on its investment of $3,000,000 RMB (approximately $380,000 USD) per year either in cash or the equivalent in additional shares of its common stock.

On October 15, 2007, the Company acquired a 30% equity interest, respectively, in Hainan Futian Green Agriculture Ltd. ("Hainan") a mango farm, and Maoming Huatang Orchard Trading Co., Ltd. ("Maoming") a Lychee farm. The Mango farm has a guaranteed minimum annual return on investment of $6,800,000 RMB (approximately $980,000 USD) and will increase by a minimum of 1% for ten years. The Lychee farm has a guaranteed minimum annual return on investment of $7,800,000 RMB (approximately $1,120,000 USD) and will increase by 1% for five years.  If the farms are unable to meet the guaranteed minimum annual returns on investment with cash flows from their operation, they must meet the obligations by returning an equivalent amount of the Company's shares originally issued to them as part of the investment purchase.  Based on these quarterly minimums, the Company accrues one-quarter of each guaranteed amount each calendar quarter, or 1,700,000 RMB approximately $245,000 USD and 1,950,000 RMB (approximately $280,000USD) respectively.

In addition to the foregoing, during the three-months ended June 30, 2008, the Company received a payment of $3,000,000 (approximately $432,000USD) RMB for its share of the 2007 earnings.

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

The agricultural tax exemption resulted in tax savings of $605,230 and $428,684 for the six months ended June 30, 2008 and 2007 respectively.  Net income per share did not change on either a basic or diluted basis for the three and six months ended June 30, 2008 or 2007, respectively, as a result of the tax holiday.

E-Sea is subject to Enterprise Income Tax at the PRC rate of 15% on net profits. The provisions  for taxes on  earnings  of the PRC  subsidiary  for the six months ending June 30, 2008 and 2007 were $302,521 and $205,694, respectively.

A reconciliation of tax at the approximate U.S. statutory rates to the Company’s effective rate are as follows:

5.	INCOME TAXES, continued
	2008		2007
	Amount	Percent	Amount	Percent
Income taxes at federal statutory rate	1,566,879	34%	1,064,908	34%
Effect of United States and British Virgin Island losses	158,499	3%	133,711	4%
Income tax exemption in the Peoples Republic of China	(605,230)	(13%)	(428,684)	(14%)
Difference in United States and foreign tax rates	(817,627)	(18%)	(564,241)	(18%)
Income tax expense	302,521	7%	205,694	7%

6.	SEGMENT INFORMATION

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

Information regarding our reportable segments for the six months ended June 30, 2008 and 2007 is as follows:

	Agricultural		Medical
2008	Genetics	Leasing	Devices	Other	Total

Revenues	$18,160,147	$453,862	$5,124,005	$-	$23,738,014
Income from operations	2,174,696	25,075	1,645,719	(1,128,577)	2,716,913
Depreciation and amortization	-	428,787	596,827	-	1,025,614
Total assets	55,136,565	12,984,595	14,099,019	5,590,209	87,810,388

	Agricultural		Medical
2007	Genetics	Leasing	Devices	Other	Total

Revenues	$14,923,370	$449,049	$3,216,075	$-	$18,588,494
Income from operations	2,046,711	171,862	1,364,588	(853,293)	2,729,868
Depreciation and amortization	133,465	277,187	141,875	-	552,527
Total assets	43,483,495	12,421,172	9,604,014	38,159	65,546,840

Information regarding our reportable segments for the three months ended June 30, 2008 and 2007 is as follows:

	Agricultural		Medical
2008	Genetics	Leasing	Devices	Other	Total

Revenues	$10,445,408	$294,853	$3,301,219	$-	$14,041,480
Income from operations	1,736,890	13,440	1,025,084	(968,714)	1,806,700
Depreciation and amortization	-	281,413	265,521	-	546,934

	Agricultural		Medical
2007	Genetics	Leasing	Devices	Other	Total
Revenues	$9,214,703	$150,213	$1,719,093	$-	$11,084,009
Income from operations	1,869,852	10,882	777,103	(773,319)	1,884,518
Depreciation and amortization	67,088	139,331	71,370	-	277,789

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

On March 20, 2008 E-Sea leased its patent in its SSB Dissemination to an unrelated Chinese entity for five years.  The Chinese entity will develop goods under the patent and manufacture and market them during this period.  For the use of the patent, the Company will receive $18,000,000 RMB, (approximately $2,550,000USD) of which $5,000,000 (approximately $1841,000USD) RMB was received upon the execution of the lease.  The remaining $13,000,000 (approximately $425,000USD) RMB will be paid in four installments; $3,000,000 RMB (approximately $425,000USD) in October 2009, 2010 and 2011 and $4,000,000 RMB (approximately $566,000USD) in October 2012.

8.           Fair Value Measurements

The Company adopted Statements of Financial Accounting Standards No. 157 “Fair Value Measurement” (SFAS 157) on January 1, 2008.  SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2008, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$37,383	—	$37,383	—

9.	Share Issuance

On May 29, 2008, the Company issued 3,551,600 shares of its common stock to its employees under the amended 2007 Stock Option Plan.  The exercise price of the stock option was $0.50 per share, the approximate average of the high/low of the company’s stock on the date of issuance.  The shares were purchased at the price of $.30USD per share.  The Company has recorded the difference between the purchase price and the exercise price $710,320USD as employee compensation in its statement of operations.

10.	Legal Proceedings

As of August 10, 2008, we were a party to three legal proceeding. The first proceeding involves a lawsuit brought by Western Securities  Corporation seeking principal payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and  one to Thomas L. Tedrow plus accrued  interest  since July 11, 2004,  attorney's fees,  cost of  collection  and other  court  costs.  On August 23, 2007, the Federal Court in Houston, Texas awarded Western Securities Corporation the sum of $636,757 plus accrued interest since May 22, 2007 and attorney fees in an amount to be determined which totaled $784,566 as of June 30, 2008.  This judgment became final on October 31, 2007.  In April, 2008 this case was appealed by the Company to the 5th Circuit Court of Appeals in New Orleans.

On the 4th of September 2007, the Company was served with a lawsuit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company.  On the 26th of October, the Plaintiff amended its petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees.  On September 18, 2007, the Company filed a general denial to this claim.

On July 7, 2008 the Company filed a Counter Claim and Third Party Petition in this action against Thomas Tedrow, Joseph D. Jordan, Market Management LLC, International Capital Advisors LLC. Market Management International, Inc., Global Business Networks, Inc., Merchant Marketing, Inc., Piranha, Inc. and Western Securities Corporation alleging  securities fraud, fraudulent inducement, fraud, and Breach of Contract.  The case has been scheduled for trial in March, 2009.

The third cause of action involves a convertible promissory note payable to Bristol Investments Limited.  On December 27, 2007, a New York Court rendered a decision in favor of Bristol Investments Limited.  The parties have since reached a settlement of $64,000.  To date, $30,000 of this $64,000 has been paid.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company’s business is seasonal.  Accordingly, the results of operations for the three and six month periods ended June 30, 2008 are not indicative of the results for any other quarter, period or for the fiscal year.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2008 and 2007.

Three Months Ended June 30, 2008 Compared to Three months Ended June 30, 2007

Revenues -
Revenues for the three months ended June 30, 2008 increased by $2,957,471 or 26.7% to $14,041,480 from $11,084,009 for the corresponding period of the prior year. The following table indicates the changes in sales by category for the two periods.

	Three months ended June 30
Source of Revenue	2008	2007	Difference
Cattle Embryo Transfers	3,650,871	$4,499,894	(849,023)
Mutton	6,794,537	4,714,809	2,079,728
Leasing	294,853	150,213	144,640
E-Sea	3,301,219	1,719,093	1,582,126
Totals	14,041,480	$11,084,009	2,957,471

Cost of Sales and Services

Cost of sales and services for the three months ended June 30, 2008 increased $2,309,346 or 30.2% to $9,953,216 from $7,643,870 for the corresponding period of the prior year. The following table indicates the changes in cost of sales and services for the two periods:

Source of Cost of	Three Months Ended June 30,			2008
Sales and Services	2008	2007	Difference	Profit Margin
Cattle Embryo Transfer	2,729,006	3,221,326	(492,320)	34%
Leasing	281,413	139,331	142,082	5%
Feeding fee	-	50,332	(50,332)	-
Mutton	5,647,407	3,731,270	1,916,137	20%
E-Sea	1,295,390	501,611	793,779	155%
Totals	$9,953,216	7,643,870	2,309,346	41%

Depreciation and Amortization -

Depreciation and amortization expenses increased by $127,063 or 91.8% to $265,521 from $138,458 for the corresponding period of the prior year.  This increase is due to patents and fixed assets acquired by E-Sea during the fourth quarter of 2007.

Selling and Administrative Expenses -

Selling and administrative expenses increased by $441,973 or 34% to $1,729,081 from $1,287,108 for the corresponding period of the prior year.  The following table indicates the changes in selling, general and administrative expenses by category for the two periods:

	Three Months Ended June 30,
Category	2008	2007	Difference
Marketing Expense	35,000	$30,000	5,000
Office charges	45,908	15,446	30,462
Salaries	447,597	363,259	84,338
Distributor Commissions	233,874	105,344	128,530
Travel	4,613	8,953	(4,340)
Entertainment	4,598	7,169	(2,571)
Legal & Professional	153,969	174,932	(20,963)
Rent	27,988	20,377	7,611
Telephone	1,070	1,332	(262)
Miscellaneous	144	296	(152)
US Office Expense	-	60,000	(60,000)
Litigation Accrual	774,320	500,000	274,320
	$1,729,081	$1,287,108	$441,973

Research and Development Expense -

Research and development expense increased by $156,907 or 121% to $286,962 from $130,055 for the corresponding period of the prior year. These expenses were paid to a  third party, Sheng Zheng Au Ke Wei Technology Development Company (“TDC”) pursuant to a contract dated October 17, 2007 under which TDC agreed to perform certain research for the Company.

Other Income (Expense)

For the three months ended June 30, 2008 the company experienced an increase in interest income of $6,690 or 12.5% to $60,352 from $53,662 for the corresponding period of the prior year.  The increase is attributable to an increase in balances on deposit and higher interest rates.

For the three months ended June 30, 2008, the company had investment income of $885,994 from both long and short-term investments. Investment income for the corresponding period of the prior year was $97,541 all from the turtle farm.

For the three months ended June 30, 2008 the company had a change in the value of derivative instruments of $15,797 as compared to change in the value of derivative instruments of $769 during the three months ended June 30, 2007

As a result of the foregoing, the company’s other income increased by $810,171 to $962,143 from $151,972 for the corresponding period of 2007.

Income Taxes

For the three months ended June 30, 2008, the Company’s income tax expense on its income from its E-Sea operations was $155,283.  This compares to a tax expense of $117,149 for the corresponding period of the prior year.

As a result of the foregoing, the company had net income of $2,613,560 or $.05 per share for the three months ended June 30, 2008 compared to net income of $1,919,341 or $.04 per share for the corresponding period of the prior year.

Six Months Ended June 30, 2008 As Compared to Six Months Ended June 30, 2007

Revenues

Revenues for the six months ended June 30, 2008 increased by $5,149,520 or 27.7.% to $23,738,014 from $18,588,494 for the corresponding period of the prior year. The following table indicates the changes in sale by category for the two periods:
	Six Months ended June 30
Source of Revenue	2008	2007	Difference
Lamb meat	2,692,068	$1,734,155	957,913
Cattle Embryo Transfers	3,597,672	4,476,073	(878,401)
Embryo	5,174,878	4,023,291	1,151,587
Mutton	6,695,529	4,689,851	2,005,678
E-Sea	5,124,005	3,216,075	1,907,930
Leasing	453,862	449,049	4,813
Total	$23,738,014	$18,588,494	5,149,520

Cost of Sales and Services

Cost of sales and services for the six months ended June 30, 2008 increased by $4,135,282 or 30.6% to $17,632,628 from $13,497,346 for the corresponding period of the prior year. The following table indicates the changes in cost of sales and services by category for the two periods:

	Six Months Ended June 30,
Source of Cost of Sales & Services	2008	2007	Difference	2008 Gross Profit Margin
Lamb meat	1,988,511	$1,211,645	776,866	35%
Cattle Embryo Transfer	2,689,240	3,204,273	(515,033)	34%
Embryo	5,090,044	3,958,609	1,131,435	2%
Mutton	5,565,115	3,711,518	1,853,597	20%
Feeding fee	-	100,129	(100,129)	-
E-Sea	1,870,931	1,033,985	836,946	174%
Leasing	428,787	277,187	151,600	6%
Total	$17,632,628	$13,497,346	4,135,282	35%

Depreciation and Amortization -

Depreciation and amortization expenses increased by $321,486 or 116.8% to $596,826 from $275,340 for the corresponding period of the prior year. This increase is due to patents and fixed assets aqquired by E-Sea during the  fourth quarter of 2007.

Selling, General and Administrative Expenses -

Selling, General and Administrative expenses increased by $552,293 or 28% to $2,508,867 from  $1,956,574 for the corresponding period of the prior year.  The following table indicates the changes in Selling, General and Administrative Expenses by category for the two periods.

	Six Months Ended June 30,
Category	2008	2007	Difference
Office changes	89,498	$51,443	38,055
Salaries	882,152	722,673	159,479
Commissions to distributors	361,959	197,930	164,029
Travel	10,383	19,274	(8,891)
Entertainment	8,506	49,387	(40,881)
Legal & Professional	288,960	277,404	11,556
Rent	55,168	45,196	9,972
Telephone	2,714	2,810	(96)
Miscellaneous	207	457	(250)
Marketing Expense	35,000	30,000	5,000
US Office Expense	-	60,000	(60,000)
Litigation Reserve	774,320	500,000	274,320
Totals	$2,508,867	$1,956,574	552,293

Research and Development Expense -

Research and development expense increased by $153,414 or 119% to $282,780 from $129,366 for the corresponding period of the prior year.  These expenses were paid to a  third party, Sheng Zheng Au Ke Wei Technology Development Company (“TDC”) pursuant to a contract dated October 17, 2007 under which TDC agreed to perform certain research for the Company.

Other Income (Expense)

For the six months ended June 30, 2008 the company experienced an increase in other income of $1,586,167.  This resulted from an increase in interest income of $2,811 an increase in the gain on the sale of assets of $270,498 an increase in investment income of $1,202,830 and a benefit from the impact of the changes in value of our derivative financial instruments of $110,028.

Income Taxes

The Company income tax expense on its income from the E-Sea operations was $302,521 for the six-month ended June 30, 2008.  This compares with a income tax expense for the prior year period of $205,694.

As a result of the foregoing, the Company had net income of $4,608,467 or $.09 per share for the six months ended June 30, 2008 compared to net income of $3,132,082 or $.07 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash and cash equivalents of $27,976,450 and working capital of $45,825,953 This compares with cash and cash equivalents of $12,692,479 and working capital of $36,890,802 as of December 31, 2007.

Cash provided by operating activities totaled $12,339,233 for the six months ended June 30, 2008. This compares with cash provided by operating activities of $11,508,298 for the corresponding period of the prior year. This increase resulted from an increase in net income of $1,476,384, an increase in depreciation and amortization of $473,087, an increase in compensatory stock issuance of $710,320 and a net increase in changes in the current accounts of $897,281 which were partially offset by a gain in the sale of  intangible assets of $269,649, an increase in investment income of a long term investment of $1,746,168,  and  net decrease in the change of value of derivative financial instruments of $26,776.

Cash provided by/(used in) investing activities was $1,062,313 during the six months ended June 30,2008 compared to ($4,029,131) for the six months ended June 30, 2007. All of the cash used in investing activities during the six months ended June 30, 2007 was for the purchase of a long-term investment.

Cash provided from financing activities for the six months ended June 30, 2008, totaled $1,065,480 from the sale of common stock to its employees.

At June 30, 2008, the Company listed notes payable of $443,366. These notes are currently the subject of litigation which is now on appeal. (See legal proceedings, supra).

The Company has a cash and bank balances of $27,976,450 and short term liquid investments of $14,717,153 which is more than sufficient to cover its PRC operations.  However, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out is business objectives outside the PRC for the next twelve (12) months.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 As of August 10, 2008, we were a party to three legal proceeding. The first proceeding involves a lawsuit brought by Western Securities  Corporation seeking principal payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and  one to Thomas L. Tedrow plus accrued  interest  since July 11, 2004,  attorney's fees,  cost of  collection  and other  court  costs.  On August 23, 2007, the Federal Court in Houston, Texas awarded Western Securities Corporation the sum of $636,757 plus accrued interest since May 22, 2007 and attorney fees in an amount to be determined which totaled $784,566 as of June 30, 2008.  This judgment became final on October 31, 2007.  In April, 2008 this case was appealed by the Company to the 5th Circuit Court of Appeals in New Orleans.

On the 4th of September 2007, the Company was served with a lawsuit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company.  On the 26th of October, the Plaintiff amended its petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees.  On September 18, 2007, the Company filed a general denial to this claim.

On July 7, 2008 the Company filed a Counter Claim and Third Party Petition in this action against Thomas Tedrow, Joseph D. Jordan, Market Management LLC, International Capital Advisors LLC. Market Management International, Inc., Global Business Networks, Inc., Merchant Marketing, Inc., Piranha, Inc. and Western Securities Corporation alleging  securities fraud, fraudulent inducement, fraud, and Breach of Contract.  The case has been scheduled for trial in March, 2009.

The third cause of action involves a convertible promissory note payable to Bristol Investments Limited.  On December 27, 2007, a New York Court rendered a decision in favor of Bristol Investments Limited.  The parties have since reached a settlement of $64,000.  To date, $30,000 of this $64,000 has been paid.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, the Company did not issue any unregistered securities.  However, on May 29, 2008, the Company issued 3,551,600 shares of its common stock to its employees under its amended 2007 Stock Option Plan.  The shares were issued at $0.50 per share, the approximate average of the high/low price of the company’s common stock on that day.

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

ETERNAL TECHNOLOGIES GROUP, INC.

 /s/ Jiansheng Wei
 -------------------------------------
August 13, 2008                                               Jiansheng Wei, Chief Executive Officer

/s/ Zheng Shen
August 13, 2008                                             -------------------------------------
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

Date: August 13, 2008

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

Date: August 13, 2008

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

(i)
the  Quarterly  Report on Form  10-Q of the  Company  for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report")  fully  complies with the  requirements  of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2008

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

(i)
the  Quarterly  Report on Form  10-Q of the  Company  for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange  Commission on  the date hereof (the  "Report")  fully  complies with the  requirements  of  section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2008

/s/ Zheng Shen
-----------------------
Zheng Shen
Chief Financial Officer