Form 10KSB/A
period 2007-12-31
ETERNAL TECHNOLOGIES GROUP INC
filed 2008-10-01
CIK 1096662

[Missing Graphic Reference]

Form 10KSB ETERNAL TECHNOLOGIES GROUP INC - WTFD Filed: April 01, 2008 (period: March 28, 2008) Annual report filed by small businesses

Table of Contents

10KSB

PART I

ITEM 1.DESCRIPTION OF BUSINESS 3

PART I

ITEM 1.DESCRIPTION OF BUSINESS
ITEM 1B.UNRESOLVED STAFF COMMENTS
ITEM 2.PROPERTIES
ITEM 3.LEGAL PROCEEDINGS
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES
ITEM 6.SELECTED FINANCIAL DATA
ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8.FINANCIAL STATEMENTS
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.CONTROLS AND PROCEDURE
ITEM 9B.OTHER INFORMATION

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.EXECUTIVE COMPENSATION
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

During February 2007, the Company entered into an Exchange Agreement (“the Agreement”) by which it expended $14,850,000 RMB in cash, approximately $3,800,000 USD and 2,719,730 shares of common stock valued at $.63 US in exchange for 22% interest in the common stock of Changsha Hong Yuan Aquatic Product, Inc. (“Hong Yuan”). Hong Yuan is a corporation duly organized, validly existing, and in good standing under the laws of the PRC and currently its operations focus on the breeding and sale of turtles. In accordance with the Agreement, Hong Yuan has committed to pay the Company a guaranteed return on its investment of $3,000,000 RMB (approximately 410,161 USD) per year either in cash or the equivalent in additional shares of its common stock.

On October 15, 2007, the Company acquired a 30% equity interest, respectively, in Hainan Futian Green Agriculture Ltd. ("Hainan") a mango farm, and Maoming Huatong Orchard Trading Co., Ltd. ("Maoming") a Lychee farm. For the acquisition of the interest in Hainan, the Company paid $33,000,000 RMB in cash, approximately US$4,400,000, and issued 2,133,333 shares of its common stock valued at $.84 USD based on the closing price of the stock.  For the acquisition of the interest in Maoming, the Company paid $36,000,000 RMB in cash, approximately US$4,800,000 and issued 2,444,444 shares of its common stock valued at $.84 USD based on the closing price of the stock. Both companies are incorporated under the laws of the PRC. The Mango farm has a guaranteed minimum annual return on investment of $6,800, 000 RMB (approximately 929,711 USD) and will increase by a minimum of 1% for ten years. The Lychee farm has a guaranteed minimum annual return on investment of $7,800,000 RMB (approximately 1,066,433 USD) and will increase by 1% for five years.  If the farms are unable to meet the  guaranteed minimum annual returns on investment with cash flows from their operation, they must meet the obligations by returning an equivalent amount of the company's shares originally issued to them as part of the investment purchase.

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

On the 4th of September 2007, the Company was served with a suit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company on the 26 th  of October 2007, the Plaintiff amended their petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees. On September 18, 2007, the Company filed a general denial to this claim and the case is currently in discovery. It has been scheduled for trial in July, 2008.

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

On January 1, 2007 we issued 2,719,730 shares of our common stock to shareholders of Hong Yuan Aquatic Products, Inc.  along with $3,8000,000 USD in cash for a 22% interest in that enterprise. The assigned value of the common stock issued was $.70 per share which approximated the fair value of the common stock on January 1, 2007. Hong Yuan has committed to pay us a guaranteed return on our investment of $3,000,000 RMB (approximately 410,166 USD) per year in cash or the equivalent in shares of its common stock.

On January 5, 2007, we issued 600,000 shares to Yulang Zhang to compensate her for the 600,000 shares she sold to pay the various company obligations in the United States during the first quarter of 2007.

The Company issued 186,549 shares of its common stock to four warrant holders for the cashless conversion of 330,578 warrants.

On October 15, 2007, the Company issued 2,133,333 shares of its common stock along with approximately $4,400,000 USD in cash to the shareholders of Hainan Fuitian Green Agriculture Co. Ltd."Hainan" for a 30% equity interest in that entity and issued 2,444,444 shares of its common stock  along with approximately $4,800,000 USD in cash to the shareholders of Maoming Huatong Orchard Trading Co., Ltd. "Maoming Hautong" for a 30% equity interest in that entity. The investment in Hainan has a guarenteed  minimum annual profit of $6,800,000 RMB (approximately 929,711 USD) and increases by 1% per annum. The investment in Maoming Hautong has a guaranteed minimum annual profit of $7,800,000 RMB (approximately 1,066,433 USD) and increases by 1% per year.

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

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $12,692,479 and working capital of $36,890,802 compared to cash of $16,024,123 and working capital of $41,864,137 at December 31, 2006. We also had short-term investments of $13,827,174 as of December 31, 2007. This compares with short-term investments of $15,360,176 as of December 31, 2006. The short-term investments are somewhat equivalent to American certificates of deposit, but because of Chinese regulations, are offered by investment companies as opposed to banking who are by regulation are limited in such offerings. The short term investment earns interest at the rate of 6.8 % annually and matures in November 2008.  The short-term investment was recorded at cost and interest is recognized and recorded quarterly.

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

The accompanying notes are an integral part of these consolidated financial statements

ETERNAL TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(AMOUNTS IN UNITED STATES DOLLARS)

	Common Stock Shares	Amount	Additional Paid-In Capital	Treasury Shares	Stock Subscription Receivable	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2005	39,854,026	39,854	13,217,874	-	(10,176)	33,215,741	1,176,170	47,639,463
Net Income	-	-	-	-	-	4,881,668	-	4,881,668
Foreign currency translation adjustment	-	-	-	-	-	-	1,967,936	1,967,936
Other comprehensive Income				-				6,849,604
Common stock issued for cash	3,000,000	3,000	1,197,000	-	-	-	-	1,200,000
Loss on issuance of common Stock	-	-	97,721	-	-	-	-	97,721
Common stock issued for conversion of convertible notes	713,274	712	418,623	-	-	-	-	419,335
Balance at December 31, 2006	43,567,300	43,566	14,931,218	-	(10,176)	38,097,409	3,144,106	56,206,123
Net income	-	-	-	-	-	6,751,357	-	6,751,357
Foreign currency translation adjustment Other Comprehensive Income	-	-	-	-	-	-	4,355,838	4,355,838 11,107,195
Compensatory element of common stock issued for services	1,000,000	1,000	607,000	-	-	-	-	608,000
Common stock issued for purchase of long term investment	7,297,507	7,298	5,551,466	-	-	-	-	5,558,764
Common stock issued for conversion of warrants	273,227	273	213,821	-	-	-	-	214,094
Collection of subscription receivable	-	-	-	-	10,176	-	-	10,176
Common stock repurchase	-	-	-	(882,090)	-	-	-	(882,090)

Balance at December 31, 2007	52,138,034	$52,137	$21,303,505	$(882,090)	$-	$44,848,766	$7,499,944	$72,822,262

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

Inventory

Inventories are measured at lower of cost or net realizable value using the first-in first-out ("FIFO") formula. The Company reviews its inventory quarterly to identify slow moving, obsolete or otherwise impaired inventory. The identification process includes historical performance of the inventory, current operational plans for the inventory, as well as industry and customer specific trends. If actual results differ from management expectations with respect to the selling of inventories at amounts equal to or greater than their carrying amounts, an adjustment to inventories would be made. Sheep and embryos are valued at the lower of cost or market.  Medical scanners are recorded at cost, which includes materials and direct labor.

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

Revenue recognition

In accordance with Staff Accounting Bulletin No. 104, revenue from the sale of livestock, embryos, and raw materials is recognized when persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; the merchandise is delivered to the customer and title passes; and collection is reasonably assured. For revenue from services provided by the Company, such are recognized when the services are billed and collection is reasonably assured. Interest income is recognized as earned, as is lease income and guaranteed investment income.

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

In September 2006, the Financial Accounting Standards Board adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) .   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is generally to be applied prospectively.  The Company is currently evaluating the impact of SFAS 157, however, management does not believe the adoption of this statement will have a material effect on its financial statements.

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

3D Solid Myopia Curer was purchased at $17,800,000 RMB (approximately $2,433,656 USD) based on an evaluation report issued by Shenzhen Sinocoms Appraisal Co., Ltd. It’s a divice with the 3D technology to treat Myopia.  The Company signed a contract with Shenzhen Zhi  Duoxing Culture Transmission Co., Ltd. on 3/20/2008 and agreed to co-operate a media company called SSB (Provisional) and authorized the company as a sole agent in China for 5 year to use the 3D display (Technology from the 3D Solid Myopia Curer) on all public transportation at the price of $18,000,000 RMB (approximately $2,461,000 USD) by five installments. $5,000,000 RMB (approximately $683,600 USD) on the contract execution date, $3,000,000 RMB (approximately $410,000 USD) by 10/31 for the next 3 years, and $4,000,000 RMB (approximately $547,000 USD) by 10/31/2012

Thermal tomography system was purchased at $19,300,000 RMB (approximately $2,639,000 USD) based on an evaluation report issued by Shenzhen sinocoms Appraisal Co., Ltd..  The system is using the infra-red technology to map the outside body temperature and continue to deep scan the source of the body heat which  will help to detect breast tumor, SARS, etc.  It was sold to Hunbei Haobo Group Co., Ltd. for $20,800,000 RMB (approximately $2,844,000 USD ) on 3/21/2008 by three installments. $5,800,000 RMB (approximately $793,000 USD within 10 days from the contract execution date and $7,500,000 RMB (approximately $1,025,000 RMB by 6/30 for the next two year.

7.  OTHER ASSETS

At December 31, 2007, other assets consists entirely of the Company's guaranteed investments in the following entities:

During February 2007, the Company entered into an Exchange Agreement (“the Agreement”) by which it expended $14,850,000 RMB in cash, approximately $3,800,000 USD and 2,719,730 shares of common stock valued at $.63 US in exchange for 22% interest in the common stock of Changsha Hong Yuan Aquatic Product, Inc. (“Hong Yuan”). Hong Yuan is a corporation duly organized, validly existing, and in good standing under the laws of the PRC and currently its operations focus on the breeding and sale of turtles. In accordance with the Agreement, Hong Yuan has committed to pay the Company a guaranteed return on its investment of $3,000,000 RMB (approximately $410,161 USD) per year either in cash or the equivalent in additional shares of its common stock. The investment is accounted for at cost.  The guaranteed minimum income is recorded as earned and reported on a quarterly basis.  In accordance with the investment agreement, the Company is not responsible for any losses incurred by Hong Yuan.

On October 15, 2007, the Company acquired a 30% equity interest, respectively, in Hainan Futian Green Agriculture Ltd. ("Hainan") a mango farm, and Maoming Huatang Orchard Trading Co., Ltd. ("Maoming") a Lychee farm. For the acquisition of the interest in Hainan, the Company paid $33,000,000 RMB in cash, approximately US$4,400,000, and issued 2,133,333 shares of its common stock valued at $.84 USD based on the closing price of the stock.  For the acquisition of the interest in Maoming, the Company paid $36,000,000 RMB in cash, approximately US$4,800,000 and issued 2,444,444 shares of its common stock valued at $.84 USD based on the closing price of the stock.. Both companies are incorporated under the laws of the PRC. The Mango farm has a guaranteed minimum annual return on investment of $6.800, 000 RMB (approximately 929,711 USD) and will increase by a minimum of 1% for ten years. The Lychee farm has a guaranteed minimum annual return on investment of $7,800,000 RMB (approximately 1,066,433 USD) and will increase by 1% for five years.  If the farms are unable to meet the  guaranteed minimum annual returns on investment with cash flows from their operation, they must meet the obligations by returning an equivalent amount of the company's shares originally issued to them as part of the investment purchase.  In accordance with the investment agreements, the Company is not responsible for any losses incurred by Hainan or Maoming.

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

On the 4th of September 2007, the Company was served with a suit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company on the 26 th  of October, the Plaintiff amended their petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees. The case is currently in discovery. It has been scheduled for trial in July, 2008.

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

Segments FN
Year Ended 2007 and 2006

	Agricultural Genetics	Land Lease	Medical Devices	Corporate	Total
2007
Revenues	$ 24,240,206	$ 758,153	$ 10,592,359	$ -	$ 35,590,718
Income from operations	3,405,701	195,570	3,274,140	(1,589,744)	5,285,667
Depreciation and amortization	135,442	562,583	424,629	-	1,122,654
Total assets	52,488,706	4,765,501	12,208,254	5,589,836	75,052,297

	Agricultural Genetics	Land Lease	Medical Devices	Corporate	Total
2006
Revenues	$ 19,690,199	$ 289,405	$ 8,738,499	$ -	$ 28,718,103
Income from operations	2,723,941	(113,254)	3,308,948	(921,871)	4,997,764
Depreciation and amortization	392,725	402,659	274,218	-	1,069,602
Total assets	45,045,154	4,722,362	8,247,096	51,125	58,065,737

19.  SUBSEQUENT EVENTS

On January 16, 2008, the Company received authorization from the Chinese government to begin the manufacturer and distribution of its new generation mammogram machine.  This machine uses thermo technology.  The Company's prior machine used infra-red technology.

On March 5, 2008, the Company sold its patented technology for the cure of Galactophore Hyperplasia to a Chinese entity for $8,500,000 RMB (approximately 1,162,139 USD) of which $1,500,000 RMB (approximately 205,083 USD) has been received  The remaining $7,000,000 RMB (approximately 957,056 USD) will be paid in two installments, $3,000,000 RMB (approximately 410,167 USD) in May 2009 and $4,000,000 RMB (approximately 546,889 USD) in May 2010.

On March 20, 2008, the Company leased its patent in its SSB Dissemination to a Chinese entity for five years.  The Chinese entity will develop goods under the patent, manufacturer and market them during this period.  For the use of the patent, the Company will receive $18,000,000 RMB (approximately2,461,000 USD), of which $5,000,000 (approximately 683,611 USD) has been received.  The remaining $13,000,000 RMB (approximately 1,777,389 USD) will be paid in four installments as follows:

October, 2009    -    $3,000,000 RMB  (410,166 USD)
October, 2010    -    $3,000,000 RMB  (410,166 USD)
October, 2011    -    $3,000,000 RMB  (410,166 USD)
October, 2012    -    $4,000,000 RMB  (546,891 USD)

On March 21, 2008, the Company sold its proprietary  thermal tomography technology to a Chinese entity for $20,800,000 RMB, (approximately 2,843,822 USD) of which $5,800,000 RMB (approximately 792,989 USD) has been received.  The remaining $15,000,000 RMB (approximately 2,050,833 USD) will be paid in two equal installments of $7,500,000 RMB (approximately 1,025,416 USD) in June 2009 and June 2010, respectively.

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

Our independent registered public accounting firm, Ham Langston & Brezina, L.L.P. ("HLB") conducted an audit of our financial statements for 2007 and 2006. In connection with the issuance of its report to the Board of Directors, HLB reported two material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls. They noted the following specific material deficiencies.(i) We lacked the required expertise needed to properly account for non-routine transactions, such as the acquisition of other businesses and preparation of its required financial statement disclosure in accordance with U.S. GAAP. and SEC rules and regulations. (ii) Accounting for derivative instruments under FASB 133. To address these weaknesses, we have hired an independent accounting firm to assist with accounting for derivatives and have hired seek outside accounting assistance on our acquisition.

Our Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation as to the effectiveness. This evaluation considered the various processes carried out under the direction of our board of directors in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Based on the results of this evaluation, and with the changes outlined above, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities & Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) namely the assistance from third party firms as disclosed above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the most recent fiscal quarter.

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

Jiansheng Wei has served as Chief Operation Officer and a Director of the Company since 2002 and as President since 2004. From March 2000 to 2002, Mr. Wei served as Chief Operation Officer and a Director of ETG. >From 1998 to 2000, Mr. Wei was the vice-general manager of Towering Industrial Group Ltd, a trading company. Mr. Wei has been engaged in animal husbandry practices and management for over 30 years and has been responsible for operations of several large farms in Inner Mongolia and Hebei Province. Mr. Wei holds an MBA from Tianhin Finance & Economics College.

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

Auditor's time on task

All of the work expanded by HLB on our December 31, 2007 and 2006 auditors was attributed to work performed by HLB's full-time, permanent employees

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit

Number Description of Exhibit

Schedule I Condensed Financial Information of Registrant

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

10.12 Employment Agreement between Eternal Technologies Group, Inc. and Zhai Rui

10.13 Lease for the Shenzhen facility

10.14 Exchange Agreement between Eternal Technologies Group, Inc. and Sea Biomedical Engineering Co. International Ltd. dated September 30, 2005 *

14.1 Code of Ethics for CEO and Senior Financial Officers

31.1 Section 302 Certification of CEO

31.2 Section 302 Certification of CFO

32.1 Section 906 Certification of CEO

32.2 Section 906 Certification of CFO

* Previously Filed

SCHEDULE I
ETERNAL TECHNOLOGIES GROUP, INC.
CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
(NOT CONSOLIDATED)
BALANCE SHEETS
December 31, 2007 and 2006
(Amounts in United States Dollars)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,023	$51,125
Intercompany receivable	-	729,619
Total current assets	9,023	780,744

Investment in subsidiaries	8,152,932	8,152,932
Other assets	5,558,763	-

Total assets	$13,720,718	$8,933,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes Payable	$443,366	$443,366
Accounts payable and accrued liabilities	1,191,540	436,199
Intercompany payable	441,558	-
Derivative financial instrument liability	109,300	438,356

Total current liabilities	2,185,764	1,317,921

Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000
authorized, none issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000
authorized; 52,138,034 shares issued and
outstanding	52,137	43,567
Additional paid - in capital	19,799,744	13,427,457
Subscription receivable	-	(10,176)
Retained earnings	(7,434,837)	(5,845,093)
Treasury shares at cost 1,509,703 shares	(882,090)	-

Total stockholders' equity	11,534,954	7,615,755

Total liabilities and stockholders' equity	$13,720,718	$8,933,676

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I
ETERNAL TECHNOLOGIES GROUP, INC.
CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
(NOT CONSOLIDATED)
STATEMENTS OF OPERATIONS
For the year ended December 31, 2007 and 2006
(Amounts in United States Dollars)

	12 Months Ended December 31,
	2007	2006

Revenue:	$-	$-

Total revenue	-	-

Cost of sales and services	-	-

Total cost of sales and services	-	-

Gross profit	-	-

Selling, general and administrative expenses	1,704,705	921,871

Income from operations	(1,704,705)	(921,871)

Other income (expense)
Change in value of derivative
financial instruments	114,961	(191,746)

Other income (expense), net	114,961	(191,746)

Income before provision for
income taxes	(1,589,744)	(1,113,617)

Provision for income taxes	-	-

Net income	$(1,589,744)	$(1,113,617)

The accompanying notes are an integral part of these condensed financial statements.

ETERNAL TECHNOLOGIES GROUP, INC.
CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
(NOT CONSOLIDATED)
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2007 and 2006
(Amounts in United States Dollars)

	2007	2006

Cash flows from operating activities
Net income	$(1,589,744)	$(1,113,617)
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in value of derivative financial instruments	(114,962)	191,746
Compensatory element of common stock issued for services	608,000	97,721
Changes in operating assets and liabilities:
Intercompany	1,171,177	(382,379)
Accounts payable and accrued expenses	755,341	52,114

Net cash provided by/ (used in) operating activities	829,812	(1,154,415)

Cash flows from financing activities:
Repurchase of common stock	(882,090)	-
Proceeds from sales of common stock	-	1,200,000
Proceeds collected from common stock subscription	10,176	-

Net cash (used in)/ provided by financing activities	(871,914)	1,200,000

Net increase (decrease) in cash and cash equivalents	(42,102)	45,585

Cash and cash equivalents, beginning of period	51,125	5,540

Cash and cash equivalents, end of period	$9,023	$51,125

Supplemental disclosure of cash flow information:
Common Stock issued for purchase of long term assets	$5,558,764	$-

The accompanying notes are an integral part of these condensed financial statements.

ETERNAL TECHNOLOGIES GROUP, INC.
CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT
(NOT CONSOLIDATED)
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and notes thereto.  Accordingly, the condensed financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 and notes thereto included in the Company’s Form 10-KSB.

2. NOTES PAYABLE

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

3. CONTINGENCIES

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

On the 4th of September 2007, the Company was served with a suit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company on the 26 th  of October, the Plaintiff amended their petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees. The case is currently in discovery. It has been scheduled for trial in July, 2008.

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

The Company is subject to other contingencies, including various claims for compensation and reimbursement submitted by third parties. The Company's Board of Directors have received these claims and the Company does not believe it has any obligations to compensate or reimburse for any of these claims. There have been no lawsuits against the Company related to these claims. The ultimate outcome of this matter cannot be predicted with certainty, however the Company believes based on advice from legal counsel, these matters will not have a material adverse effect on the Company's consolidated financial statements.

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