Form 10-Q
period 2008-09-30
ETERNAL TECHNOLOGIES GROUP INC
filed 2008-11-17
CIK 1096662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Small Reporting Company ☒

As of November 14, 2008, 55,689,634 shares of Common Stock of the issuer were outstanding.

ETERNAL TECHNOLOGIES GROUP, INC.
10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

Index

ETERNAL TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Amounts in United States Dollars)

	(Unaudited)	(See Note)
	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$28,326,012	$12,692,479
Short-term investments	15,000,997	13,827,174
Accounts receivable	10,290,149	6,274,866
Inventories	28,430	6,312,236
Prepayments and deposits	15,025	14,082

Total current assets	53,660,613	39,120,837

Property and equipment, net of accumulated depreciation of $4,627,940 and $4,296,083 at September 30, 2008 and December 31, 2007, respectively	5,862,390	7,161,773
Land use rights, net of accumulated amortization of $2,405,646 and $2,043,266 at September 30, 2008 and December 31, 2007, respectively	4,859,018	4,765,501
Intangible assets	1,331,490	6,571,098
Long term Accounts Receivable	3,209,289
Patent held for lease, net of accumulated amortization of $432,768 at September 30, 2008	2,163,839	-
Other Assets	19,748,928	17,433,088

Total assets	$90,835,567	$75,052,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$443,366	$443,366
Accounts payable and accrued liabilities	1,469,227	1,294,310
Amounts due to related parties	215,672	215,295
Income taxes payable	295,936	167,764
Deferred Income	1,572,665
Derivative financial instrument liability	-	109,300

Total current liabilities	3,996,866	2,230,035

Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000Authorized, none issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000Authorized; 55,689,634 shares issued and Outstanding	55,689	52,137
Additional paid - in capital	23,075,753	21,303,505
Retained earnings	52,259,998	44,848,766
Treasury shares at cost 1,509,703 shares	(882,090)	(882,090)
Accumulated other comprehensive income	12,329,351	7,499,944

Total stockholders' equity	86,838,701	72,822,262

Total liabilities and stockholders' equity	$90,835,567	$75,052,297

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

Index

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months ended September 30, 2008 and 2007
(Amounts in United States Dollars)

	Three Months Ended September 30,				Nine Months Ended Sep. 30,
	2008		2007		2008		2007

Revenue:	$		$		$		$
Agricultural and genetics sales		4,550,615		1,506,132		22,807,286		16,514,000
Medical device sales and services		3,626,423		2,327,130		8,728,818		5,533,578
Leasing		299,872		152,595		752,265		601,895

Total revenue		8,476,910		3,985,857		32,288,369		22,649,473

Cost of sales and services
Agricultural and genetics sales		3,802,029		1,226,044		19,217,273		13,481,271
Medical device sales and services		1,243,922		674,294		3,108,634		1,706,211
Leasing		286,203		68,097		713,542		201,451

Total cost of sales and services		5,332,154		1,968,435		23,039,449		15,388,933

Gross profit		3,144,756		2,017,422		9,248,920		7,260,540

Depreciation and amortization expenses		85,847		146,072		687,174		566,172

Selling, general and administrative expenses		882,500		628,280		3,389,950		2,584,950

Research and development expense		-		132,117		285,761		260,561

Income from operations		2,176,409		1,110,953		4,886,035		3,848,857

Other income (expense)
Interest income		57,190		416,015		163,460		866,250
Gain on Sale of Assets		(103,244)		481,444		171,399		473,897
Investment Income		901,076		99,088		2,646,860		293,131
Change in value of derivative
Financial instruments		37,383		57,992		109,300		19,881

Other income (expense), net		892,405		1,054,539		3,091,019		1,653,159

Income before provision for
Income taxes		3,068,814		2,165,492		7,977,054		5,502,016

Provision for income taxes		265,651		175,330		565,821		380,039

Net income		2,803,163		1,990,162		7,411,233		5,121,977

Net income per common share
Basic and diluted		$0.05		$0.04		$0.14		$0.11

Weighted average number of
Common shares outstanding,
Basic and diluted		53,751,215		47,073,579		53,751,215		47,073,579

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

Index

ETERNAL TECHNOLOGIES GROUP, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Amounts in United States Dollars)

	2008	2007

Cash flows from operating activities
Net income	$7,411,233	$5,121,977
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	1,400,716	767,623
Loss/(Gain) on sales of fixed assets	101,092	(473,897)
Loss/(Gain) on sales of intangible assets	(272,491)	-
Investment income	(2,646,860)	(293,131)
Change in value of derivative financial instruments	(109,300)	(156,686)
Common stock issuances	710,320	-
Changes in operating assets and liabilities:
Inventories	6,706,458	5,521,048
Accounts receivable	(3,348,570)	2,916,266
Prepayments and deposits	466,806	202,460
Accounts payable and accrued expenses	205,192	478,798

Net cash provided by operating activities	10,624,596	14,084,458

Cash flows from investing activities:
Dispositions of property, plant and equipment	1,097,358	1,376,770
Redemption/(Purchase) of short-term investment	-	15,962,541
Proceeds from sales of intangible assets	1,064,901	-
Long term investments	436,567	(3,885,342)
Proceeds from investment income from short term investments	494,776	-

Net cash provided by /(used in) investing activities	3,093,602	13,453,969

Cash flows from financing activities:
Capital contributed	-	2,304,615
Repurchase of common stock	-	(882,090)
Proceeds from collection of common stock receivable	-	10,176
Proceeds from sales of common stocks	1,065,480	-

Net cash provided by financing activities	1,065,480	1,432,701

Effect of exchange rate changes on cash	849,855	639,252

Net increase (decrease) in cash and cash equivalents	15,633,533	29,610,380

Cash and cash equivalents, beginning of period	12,692,479	16,024,123

Cash and cash equivalents, end of period	$28,326,012	$45,634,503
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$269,885	380,039
Non-cash investing and financing activities
Receivable from sale of intangible assets	$3,201,490	$-
Deferred gain from sale of intangible assets	$1,099,059	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

Index

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of operations and cash flows for the three months ended September 30, 2008 and 2007, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Index

At September 30, 2008, substantially all of the Company's cash is to be exclusively used for operations in the PRC.

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

On October 15, 2007, the Company acquired a 30% equity interest, respectively, in Hainan Futian Green Agriculture Ltd. ("Hainan") a mango farm, and Maoming Huatang Orchard Trading Co., Ltd. ("Maoming") a Lychee farm. The Mango farm has a guaranteed minimum annual return on investment of $6,800,000 RMB (approximately $980,000 USD) and will increase by a minimum of 1% for ten years. The Lychee farm has a guaranteed minimum annual return on investment of $7,800,000 RMB (approximately $1,120,000 USD) and will increase by 1% for five years.  If the farms are unable to meet the guaranteed minimum annual returns on investment with cash flows from their operation, they must meet the obligations by returning an equivalent amount of the Company's shares originally issued to them as part of the investment purchase.  Based on these quarterly minimums, the Company accrues one-quarter of each guaranteed amount each calendar quarter, or $1,700,000 RMB approximately $245,000 USD and $1,950,000 RMB (approximately $280,000 USD) respectively.

In addition to the foregoing, during the three-months ended September 30, 2008, the Company received a payment of $3,000,000 RMB (approximately $432,000 USD) for its share of the 2007 earnings of Hong Yuan.

5.	INCOME TAXES

 The Company operates in several jurisdictions and may be subject to taxation in those jurisdictions.

It is  management's  intention  to reinvest all the income  attributable  to the Company  earned by its  operations  outside  of the  United  States of  America. Accordingly, no United  States  corporate  taxes  have been  provided  in these consolidated  condensed financial  statements.  The Company has a U.S. net operating loss carry  forward  of  $3,432,167 which will begin  expiring  in 2017.  However a valuation allowance  has been  provided as  management  does not expect the tax benefits to be realized.  No other  significant  deferred  assets or liabilities existed at December 31, 2007.  The Company's net operating  loss carry  forwards may  be  subject  to  annual  limitations,  which  could  reduce  or  defer  the utilization  of the  losses as a result of an  ownership  change as  defined  in section 382 of the Internal Revenue Code.

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

The agricultural tax exemption resulted in tax savings of $206,588 and $172,143 for the three months ended, and savings of $813,889 and $581,462 for the nine months ended September 30, 2008 and 2007 respectively.  Net income per share did not change on either a basic or diluted basis for the three and nine months ended September 30, 2008 or 2007, respectively, as a result of the tax holiday.

E-Sea is subject to Enterprise Income Tax at the PRC rate of 15% on net profits. The provisions  for taxes on  earnings  of the PRC  subsidiary  for the nine months ending September 30, 2008 and 2007 were $565,821 and $380,039, respectively

A reconciliation of tax at the approximate U.S. statutory rates to the Company’s effective rate are as follows:

Index

5.	INCOME TAXES, continued

	2008		2007
	Amount	Percent	Amount	Percent
Income taxes at federal statutory rate	1,477,356	34%	1,005,631	34%
Effect of United States and British Virgin Island losses	170,416	4%	136,199	5%
Income tax exemption in the Peoples Republic of China	(813,889)	(19%)	(581,462)	(20%)
Difference in United States and foreign tax rates	(268,062)	(6%)	(180,329)	(6%)
Income tax expense	565,821	13%	380,039	13%

6.	SEGMENT INFORMATION

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

Information regarding our reportable segments for the nine months ended September 30, 2008 and 2007 is as follows:

	Agricultural		Medical
2008	Genetics	Leasing	Devices	Other	Total

Revenues	$22,807,286	$752,265	$8,728,818	$-	$32,288,369
Income from operations	2,604,733	38,723	3,487,982	(1,245,403)	4,886,035
Depreciation and amortization	-	713,542	687,174	-	1,400,716
Total assets	56,561,499	12,730,115	15,738,253	5,805,700	90,835,567

	Agricultural		Medical
2007	Genetics	Leasing	Devices	Other	Total

Revenues	$16,514,000	$601,895	$5,533,578	$-	$22,649,473
Income from operations	2,071,502	183,177	2,522,053	(927,875)	3,848,857
Depreciation and amortization	134,408	418,718	214,497	-	767,623
Total assets	45,198,431	10,205,144	10,810,992	1,250,106	67,464,67337

Information regarding our reportable segments for the three months ended September 30, 2008 and 2007 is as follows:

	Agricultural		Medical
2008	Genetics	Leasing	Devices	Other	Total

Revenues	$4,550,615	$299,872	$3,626,423	$-	$8,476,910
Income from operations	415,786	13,669	1,863,780	(116,826)	2,176,409
Depreciation and amortization	-	286,203	85,847	-	372,050

	Agricultural		Medical
2007Rolex9988	Genetics	Leasing	Devices	Other	Total
Revenues	$1,506,132	$152,595	$2,327,130	$-	$3,985,857
Income from operations	(62,968)	84,498	1,164,005	(74,582)	1,110,953
Depreciation and amortization	73,443	68,097	72,629	-	214,169

Index

7.	LEASES

The Company’s lease activity consists of a land lease and the lease of a patent.  The land lease is for the lease of approximately 104 square kilometers of the company’s farm in Inner Mongolia and the facilities located on the land.  The lease began on May 1, 2006 and ends on April 30, 2026.  The lessee pays the Company an annual rate of $4,620,000 RMB (or approximately $578,810 USD) on April 1 and October 1 of each year.

On March 20, 2008 E-Sea leased its patent in its SSB Dissemination to an unrelated Chinese entity for five years.  The Chinese entity will develop goods under the patent and manufacture and market them during this period.  For the use of the patent, the Company will receive $18,000,000 RMB, (approximately $2,550,000 USD) of which $5,000,000 RMB (approximately $1,841,000 USD) was received upon the execution of the lease.  The remaining $13,000,000 RMB (approximately $425,000 USD) will be paid in four installments; $3,000,000 RMB (approximately $425,000 USD) in October 2009, 2010 and 2011 and $4,000,000 RMB (approximately $566,000 USD) in October 2012.

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

 As of September 30, 2008, the Company’s assets and liabilities that are measured at fair value on a recurring basis.

9.	SHARE ISSUANCE

On May 29, 2008, the Company issued 3,551,600 shares of its common stock to its employees under the amended 2007 Stock Option Plan.  The exercise price of the stock option was $0.50 per share, the approximate average of the high/low of the company’s stock on the date of issuance.  The shares were purchased at the price of $.30 USD per share.  The Company has recorded the difference between the purchase price and the exercise price $710,320 USD as employee compensation in its statement of operations.

10.	LEGAL PROCEEDINGS

As of August 10, 2008, we were a party to three legal proceeding. The first proceeding involves a lawsuit brought by Western Securities  Corporation seeking principal payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and  one to Thomas L. Tedrow plus accrued  interest  since July 11, 2004,  attorney's fees,  cost of  collection  and other  court  costs.  On August 23, 2007, the Federal Court in Houston, Texas awarded Western Securities Corporation the sum of $636,757 plus accrued interest since May 22, 2007 and attorney fees in an amount to be determined which totaled $797,584 as of June 30, 2008.  This judgment became final on October 31, 2007.  In April, 2008 this case was appealed by the Company to the 5 th  Circuit Court of Appeals in New Orleans. On November 3, 2008 the court of Appeals heard oral arguments in this matter. A decision is not expected until early next year.

Because the Company did not post a bond pending the Appeal, collection efforts by the Plaintiff’s have been ongoing. Pursuant to these efforts, the Court granted Plaintiff’s motion for the appointment of a Receiver. Because of this, a “Q” has been added to the Company’s trading symbol.

On the 4th of September 2007, the Company was served with a lawsuit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the

Index

10.	LEGAL PROCEEDINGS, continued

Company.  On the 26th of October, 2007 the Plaintiff amended its petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees.  On September 18, 2007, the Company filed a general denial to this claim.

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

The third cause of action involves a convertible promissory note payable to Bristol Investments Limited.  On December 27, 2007, a New York Court rendered a decision in favor of Bristol Investments Limited.    On November 10, 2008, the Court entered a judgment for Bristol totaling $75,378.21. The Company has escrowed $30,000.00 of this amount with New York counsel.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company’s business is seasonal.  Accordingly, the results of operations for the three and nine month periods ended September 30, 2008 are not indicative of the results for any other quarter, period or for the fiscal year.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended September 30, 2008 and 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues -
Revenues for the three months ended September 30, 2008 increased by $4,491,053 or 112.7% to $8,476,910 from $3,985,857 for the corresponding period of the prior year. The following table indicates the changes in sales by category for the two periods.

	Three months ended September 30
Source of Revenue	2008	2007	Difference
Cattle Embryo Transfers	$-	$-	$-
Mutton	4,550,615	1,506,132	3,044,483
Leasing	299,872	152,595	147,277
E-Sea	3,626,423	2,327,130	1,299,293
Totals	$8,476,910	$3,985,857	$4,491,053

Cost of Sales and Services

Cost of sales and services for the three months ended September 30, 2008 increased $3,363,719 or 170.9% to $5,332,154 from $1,968,435 for the corresponding period of the prior year. The following table indicates the changes in cost of sales and services for the two periods:

Source of Cost of	Three Months Ended September 30,
Sales and Services	2008	2007	Difference	Profit Margin
Cattle Embryo Transfer	$-	$-	$-	-
Leasing	286,203	68,097	218,106	4.8%
Feeding fee	-	29,066	(29,066)	-%
Mutton	3,802,029	1,196,978	2,605,051	19.7%
E-Sea	1,243,922	674,294	569,628	191.5%
Totals	$5,332,154	$1,968,435	$3,363,719	59%

Depreciation and Amortization -

Depreciation and amortization expenses decreased by $60,225 or 41.2% to $85,847 from $146,072 for the corresponding period of the prior year.  This decrease is due to fixed assets sold by E-Sea during the current quarter of 2008.

Index

Selling and Administrative Expenses -

Selling and administrative expenses increased by $254,220 or 40.5% to $882,500 from $628,280 for the corresponding period of the prior year.  The following table indicates the changes in selling, general and administrative expenses by category for the two periods:

	Three Months Ended September 30,
Category	2008		2007		Difference
Marketing Expense	$		$		$
Office charges		20,438		24,259		(3,821)
Salaries		449,476		369,019		80,457
Distributor Commissions		260,473		144,668		115,805
Travel		7,583		4,973		2,610
Entertainment		6,457		2,043		4,414
Legal & Professional		106,445		65,453		40,992
Rent		28,402		15,950		12,452
Telephone		2,997		1,705		1,292
Miscellaneous		229		210		19
		$882,500		$628,280		$254,220

Research and Development Expense -

Research and development expense decreased by $132,117 or 100 % to $0 from $132,177 for the corresponding period of the prior year. These expenses were paid to a  third party, Sheng Zheng Au Ke Wei Technology Development Company (“TDC”) pursuant to a contract dated October 17, 2007 under which TDC agreed to perform certain research for the Company.

Other Income (Expense)

For the three months ended September 30, 2008 the company experienced a decrease in interest income of $358,825 or 86.25% to $57,190 from $416,015 for the corresponding period of the prior year.

For the three months ended September 30, 2008, the company had investment income of $901,076 from both long and short-term investments. Investment income for the corresponding period of the prior year was $99,088 all from the turtle farm.

For the three months ended September 30, 2008 the company had a change in loss on sale of assets of $103,244 as compared to gain on sale of assets of $481,444 during the three months ended September 30, 2007

As a result of the foregoing, the company’s other income decreased by $162,134 to $892,405 from $1,054,539 for the corresponding period of 2007.

Income Taxes

For the three months ended September 30, 2008, the Company’s income tax expense on its income from its E-Sea operations was $265,651.  This compares to a tax expense of $175,330 for the corresponding period of the prior year.

As a result of the foregoing, the company had net income of $2,803,163 or $.05 per share for the three months ended September 30, 2008 compared to net income of $1,990,162 or $.04 per share for the corresponding period of the prior year.

Nine Months Ended September 30, 2008 As Compared to Nine Months Ended September 30, 2007

Revenues

Revenues for the nine months ended September 30, 2008 increased by $9,638,896 or 42.6% to $32,288,369 from $22,649,473 for the corresponding period of the prior year. The following table indicates the changes in sale by category for the two periods:

	Nine Months ended September 30,
Source of Revenue	2008	2007	Difference
Lamb meat	$2,720,443	$1,746, 407	$974,036
Cattle Embryo Transfers	3,635,592	4,507,697	(872,105)
Embryo	5,229,423	4,051,716	1,177,707
Mutton	11,221,828	6,208,180	5,013,648
E-Sea	8,728,818	5,533,578	3,195,240
Leasing	752,265	601,895	150,370
Total	$32,288,369	$22,649,473	$9,638,896

Index

Cost of Sales and Services

Cost of sales and services for the nine months ended September 30, 2008 increased by $7,650,516 or 49.7% to $23,039,449 from $15,388,933 for the corresponding period of the prior year. The following table indicates the changes in cost of sales and services by category for the two periods:

	Nine Months Ended September 30,
Source of Cost of Sales & Services	2008	2007	Difference	2008 Gross Profit Margin
Lamb meat	$2,009,470	$1,220,205	$789,265	35.4%
Cattle Embryo Transfer	2,717,585	3,226,912	(509,327)	33.8%
Embryo	5,143,695	3,986,575	1,157,120	1.7%
Sheep	-	129,499	(129,499)	-%
Mutton	9,346,523	4,918,080	4,428,443	20%
Feeding fee	-	-	-	-%
E-Sea	3,108,634	1,706,211	1,402,423	181%
Leasing	713,542	201,451	512,091	5.1%
Total	$23,039,449	$15,388,933	$7,650,516	42%

Depreciation and Amortization -

Depreciation and amortization expenses increased by $121,002 or 21.4% to $687,174 from $566,172 for the corresponding period of the prior year. This increase is due to patents and fixed assets acquired by E-Sea during the fourth quarter of 2007.

Selling, General and Administrative Expenses -

Selling, General and Administrative expenses increased by $805,000 or 31.14% to $3,389,950 from  $2,584,950 for the corresponding period of the prior year.  The following table indicates the changes in Selling, General and Administrative Expenses by category for the two periods.

	Nine Months Ended September 30,
Category	2008	2007	Difference
Office changes	$110,347	$75,952	$34,395
Salaries	1,331,552	1,091,668	239,884
Commissions to distributors	620,815	341,986	278,829
Travel	17,917	24,314	(6,397)
Entertainment	14,918	51,750	(36,832)
Legal & Professional	395,410	342,859	52,551
Rent	83,560	61,244	22,316
Telephone	5,678	4,510	1,168
Miscellaneous	433	667	(234)
Marketing Expense	35,000	30,000	5,000
US Office Expense	774,320	60,000	714,320
Litigation Reserve	-	500,000	(500,000)
Totals	$3,389,950	$2,584,950	$805,000

Research and Development Expense -

Research and development expense decreased by $25,200 or 9.7 % to $285,761 from $260,561 for the corresponding period of the prior year. These expenses were paid to a  third party, Sheng Zheng Au Ke Wei Technology Development Company (“TDC”) pursuant to a contract dated October 17, 2007 under which TDC agreed to perform certain research for the Company

Other Income (Expense)

For the nine months ended September 30, 2008 the company experienced an increase in other income of $1,437,860.  This resulted from a decrease in interest income of $702,790, a decrease in the gain on the sale of assets of $302,498, an increase in investment income of $2,353,729 and a benefit from the impact of the changes in value of our derivative financial instruments of $89,419.

Index

Income Taxes

The Company income tax expense on its income from the E-Sea operations was $565,821 for the nine-month ended September 30, 2008.  This compares with an income tax expense for the prior year period of $380,039.

As a result of the foregoing, the Company had net income of $7,411,233 or $.14 per share for the nine months ended September 30, 2008 compared to net income of $5,121,977 or $.11 per share for the corresponding period of the prior year.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash and cash equivalents of $28,326,012 and working capital of $49,663,746 This compares with cash and cash equivalents of $12,692,479 and working capital of $36,890,802 as of December 31, 2007.

Cash provided by operating activities totaled $10,624,596 for the nine months ended September 30, 2008. This compares with cash provided by operating activities of $14,084,458 for the corresponding period of the prior year. This increase resulted from an increase in net income of $2,289,256, an increase in depreciation and amortization of $633,093, an increase in compensatory stock issuance of $710,320 and a net decrease in changes in the current accounts of $5,088,686 which were partially offset by a gain in the sale of  intangible assets of $272,491, a decrease on sales of fixed assets of $574,989, an increase in investment income of a long term investment of $2,353,729,  and  net decrease in the change of value of derivative financial instruments of $47,386.

Cash provided by/(used in) investing activities was $3,093,602 during the nine months ended September 30, 2008 compared to $13,453,969 for the nine months ended September 30, 2007. This decrease resulted from a decrease in redemption of short term investment of $15,962,541, an increase on short term investment interest of $494,776, an increase in sales of intangible assets of $1,064,901, a decrease in disposition of fixed assets of $279,412 and a decrease cash used in long term investment of $4,321,909.

Cash provided from financing activities for the nine months ended September 30, 2008, totaled $1,065,480 from the sale of common stock to its employees.

At September 30, 2008, the Company listed notes payable of $443,366. These notes are currently the subject of litigation which is now on appeal. (See legal proceedings, supra).

The Company has a cash and bank balances of $28,326,012 and short term liquid investments of $15,000,997 which is more than sufficient to cover its PRC operations.  However, if the Company is to expand outside the PRC, as it anticipates doing, or pay its non-PRC obligation, it will have to sell additional shares of its stock or borrow funds from third parties. Unless it is able to either borrow funds or sell additional shares, it will have insufficient resources to carry out is business objectives outside the PRC for the next twelve (12) months.

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

(ii)   Accounting for derivative instruments under FASB 133

Index

Item 4.    Controls and Procedures, continued

To address the weaknesses, we had previously hired an independent  accounting firm to assist with accounting for derivatives .. Therefore we believe that this deficiency had been address for all reporting periods since December 31, 2007 As of the accounting for non-routine transactions, we will seek outside accounting assistance on any further acquisition.

Other than the foregoing initiatives,  there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation. With this assistance, we believe that these deficiencies have been remedied.

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 As of August 10, 2008, we were a party to three legal proceeding. The first proceeding involves a lawsuit brought by Western Securities  Corporation seeking principal payment of $500,942 on two outstanding promissory notes, one to Market Management, Inc. and  one to Thomas L. Tedrow plus accrued  interest  since July 11, 2004,  attorney's fees,  cost of  collection  and other  court  costs.  On August 23, 2007, the Federal Court in Houston, Texas awarded Western Securities Corporation the sum of $636,757 plus accrued interest since May 22, 2007 and attorney fees in an amount to be determined which totaled $784,566 as of June 30, 2008.  This judgment became final on October 31, 2007.  In April, 2008 this case was appealed by the Company to the 5 th  Circuit Court of Appeals in New Orleans. Oral arguments in this case were heard by the Court of Appeals on November 3, 2008. A decision is not expected until the first quarter of next year.

Because the Company did not post a bond pending the Appeal, collection efforts by the Plaintiff’s have been ongoing. Pursuant to these efforts, the Court granted Plaintiff’s motion for the appointment of a Receiver. Because of this, a “Q” has been added to the Company’s trading symbol.

On the 4th of September 2007, the Company was served with a lawsuit from International Capital Advisors LLC, as assignee of Market Management, Inc. seeking repayment of the sum of $250,000 alleged paid by Market Management, Inc. on behalf of the Company.  On the 26th of October, 2007, the Plaintiff amended its petition, adding several additional causes of action and are now seeking $960,000 plus accrued interest and attorney’s fees.  On September 18, 2007, the Company filed a general denial to this claim.

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

The third cause of action involves a convertible promissory note payable to Bristol Investments Limited.  On December 27, 2007, a New York Court rendered a decision in favor of Bristol Investments Limited.    On November 10, 2008, the Court entered a judgment in favor of  Bristol for $75,378.21. The Company has escrowed $30,000.00 of this amount with New York counsel.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008, the Company did not issue any unregistered securities.  However, on May 29, 2008, the Company issued 3,551,600 shares of its common stock to its employees under its amended 2007 Stock Option Plan.  The shares were issued at $0.50 per share, the approximate average of the high/low price of the company’s common stock on that day.

Item. 3. Defaults Upon Senior Securities

     None

Item 4.  Submissions of Matters to a Vote of Security Holders

     None

Item 5.  Other Information
      None

Index

Item 6. Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Schedule I	Condensed Financial Information of Registrant
31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant  to the  requirement  of the  Securities  Exchange  Act  of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto authorized.

ETERNAL TECHNOLOGIES GROUP, INC.

November 14, 2008	/s/ Jiansheng Wei
Jiansheng Wei, Chief Executive Officer

November 14, 2008	/s/ Zheng Shen
Zheng Shen, Chief Financial Officer

Index

SCHEDULE I
ETERNAL TECHNOLOGIES GROUP, INC.
CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
(NOT CONSOLIDATED)
BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Amounts in United States Dollars)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,986	$9,023
Intercompany receivable	254,810	-
Total current assets	267,796	9,023

Investment in subsidiaries	8,152,932	8,152,932
Other assets	5,558,763	5,558,763

Total assets	$13,979,491	$13,720,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes Payable	$443,366	$443,366
Accounts payable and accrued liabilities	1,361,475	1,191,540
Intercompany payable	-	441,558
Derivative financial instrument liability	-	109,300

Total current liabilities	1,804,841	2,185,764

Stockholders' equity:
Preferred shares - $0.001 par value, 5,000,000authorized, none issued or outstanding	-	-
Common shares - $0.001 par value; 95,000,000authorized; 55,689,634 shares issued and outstanding	55,689	52,137
Additional paid - in capital	21,571,992	19,799,744
Retained earnings	(8,570,941)	(7,434,837)
Treasury shares at cost 1,509,703 shares	(882,090)	(882,090)

Total stockholders' equity	12,174,650	11,534,954

Total liabilities and stockholders' equity	$13,979,491	$13,720,718

The accompanying notes are an integral part of these condensed financial statements.

Index

SCHEDULE I
ETERNAL TECHNOLOGIES GROUP, INC.
CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
(NOT CONSOLIDATED)
STATEMENTS OF OPERATIONS
For nine months ended September 30, 2008 and 2007
(Amounts in United States Dollars)

	9 Months Ended September 30,
	2008	2007

Revenue:	$-	$-

Total revenue	-	-

Cost of sales and services	-	-

Total cost of sales and services	-	-

Gross profit	-	-

Selling, general and administrative expenses	1,245,404	927,874

Income from operations	(1,245,404)	(927,874)

Other income (expense)
Change in value of derivative financial instruments	109,300	19,881

Other income (expense), net	109,300	19,881

Income before provision for income taxes	(1,136,104)	(907,993)

Provision for income taxes	-	-

Net income	$(1,136,104)	$(907,993)

The accompanying notes are an integral part of these condensed financial statements

Index

(NOT CONSOLIDATED)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(Amounts in United States Dollars)

	2008	2007

Cash flows from operating activities
Net income	$(1,136,104)	$(907,993)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in value of derivative financial instruments	(109,300)	(156,686)
Common Stock in Service	710,320	-
Changes in operating assets and liabilities:
Intercompany	(696,368)	978,413
Accounts payable and accrued expenses	169,935	521,264

Net cash provided by operating activities	(1,061,517)	434,998

Cash flow from investing activities:
Long Term investment	-	(1,903,811)

Net cash provided by/(used in) investing activities	-	(1,903,811)

Cash flows from financing activities:
Capital contributed	-	2,304,615
Purchases of ETLT shares for treasury	-	(882,090)
Common stock receivable	-	10,176
Proceeds from sales of common stocks	1,065,480	-

Net cash provided by financing activities	1,065,480	1,432,701

Net increase (decrease) in cash and cash equivalents	3,963	(36,112)

Cash and cash equivalents, beginning of period	9,023	51,125

Cash and cash equivalents, end of period	$12,986	$15,013

The accompanying notes are an integral part of these unaudited consolidated financial statements